Form 10QSB
period 2002-06-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2002-08-14
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number:       333-85952

SOUTHERN COMMUNITY BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58 — 2639705

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

525 North Jeff Davis Drive, Fayetteville, Georgia 30214

(Address of principal executive office)

(770) 461-4365

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes [X]       No [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2002: 810,983; $5 par value

Transitional Small Business Disclosure Format          Yes [   ]       No [X]

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

INDEX

		Page

Part I.	Financial Information
	Item 1. Financial Statements
	Condensed Consolidated Balance Sheet as of June 30, 2002	3
	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows For The Six Months Ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-11
Part II.	Other Information
	Item 4. Submission of Matters to a Vote of Security Holders	12
	Item 6. Exhibits and Reports on Form 8-K	12
	Signatures	13

PART I – FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2002
(Unaudited)

Assets
Cash and due from banks	$6,244,276
Federal funds sold	3,920,000
Securities available-for-sale, at fair value	9,107,252
Loans	78,054,982
Less allowance for loan losses	891,823

Loans, net	77,163,159

Premises and equipment	3,529,785
Other assets	704,943

Total assets	$100,669,415

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$13,169,800
Interest-bearing	74,683,159

Total deposits	87,852,959
Securities sold under repurchase agreements	3,717,388
Other liabilities	339,140

Total liabilities	91,909,487

Stockholders’ equity
Common stock, par value $5; 5,000,000 shares authorized; 810,983 shares issued and outstanding	4,054,915
Capital surplus	4,050,868
Retained earnings	541,839
Accumulated other comprehensive income	112,306

Total stockholders’ equity	8,759,928

Total liabilities and stockholders’ equity	$100,669,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income
Loans	$1,449,511	$1,060,277	$2,802,901	$1,964,836
Taxable securities	163,905	359,426	342,867	649,051
Nontaxable securities	6,566	—	7,204	—
Federal funds sold	8,655	44,514	23,678	136,814

Total interest income	1,628,637	1,464,217	3,176,650	2,750,701
Interest expense
Deposits	555,417	778,761	1,128,223	1,455,839
Other borrowings	9,388	28,394	17,676	61,637

Total interest expense	564,805	807,155	1,145,899	1,517,476
Net interest income	1,063,832	657,062	2,030,751	1,233,225
Provision for loan losses	50,000	149,000	92,000	209,000

Net interest income after provision for loan losses	1,013,832	508,062	1,938,751	1,024,225

Other income
Service charges on deposit accounts	68,464	33,429	123,823	60,600
Gain on sales of securities available-for-sale	330	59,158	7,747	232,691
Other operating income	12,119	5,732	23,788	35,019

Total other income	80,913	98,319	155,358	328,310

Other expenses
Salaries and employee benefits	370,802	275,761	715,240	507,366
Occupancy and equipment expenses	110,750	92,767	214,094	178,789
Other operating expenses	238,906	144,738	491,084	276,454

Total other expenses	720,458	513,266	1,420,418	962,609

Net income before income taxes	374,287	93,115	673,691	389,926
Income tax expense	142,199	2,309	256,015	2,309

Net income	232,088	90,806	417,676	387,617

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	62,584	(73,121)	(13,433)	240,415
Reclassification adjustment for gains realized in net income, net of tax	(205)	(59,158)	(4,803)	(232,691)

Other comprehensive income (loss)	62,379	(132,279)	(18,236)	7,724

Comprehensive income (loss)	$294,467	$(41,473)	$399,440	$395,341

Basic earnings per common share	$0.29	$0.11	$0.52	$0.48

Diluted earnings per common share	$0.29	$0.11	$0.52	$0.48

Cash dividends declared per share of common stock	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net income	$417,676	$387,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	125,884	100,638
Provision for loan losses	92,000	209,000
Gain on sale of securities available-for-sale	(7,747)	(232,691)
Net other operating activities	(135,003)	108,129

Net cash provided by operating activities	492,810	572,693

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(1,981,225)	(10,737,772)
Proceeds from maturities of securities available-for-sale	2,278,235	1,076,096
Proceeds from sales of securities available-for-sale	3,702,449	10,916,300
Net (increase) decrease in federal funds sold	(1,388,000)	2,650,000
Net increase in loans	(12,335,628)	(20,625,788)
Purchase of premises and equipment	(594,167)	(148,037)

Net cash used in investing activities	(10,318,336)	(16,869,201)

FINANCING ACTIVITIES
Net increase in deposits	13,157,979	18,458,179
Net increase (decrease) in repurchase agreements	1,507,149	(1,452,297)

Net cash provided by financing activities	14,665,128	17,005,882

Net increase in cash and due from banks	4,839,602	709,374
Cash and due from banks, beginning of period	1,404,674	1,953,067

Cash and due from banks, end of period	$6,244,276	$2,662,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The consolidated financial information included for Southern Community Bancshares, Inc. (the “Company”) and Southern Community Bank (the “Bank”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the periods ended June 30, 2002 and 2001.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$232,088	$90,806	$417,676	$387,617

Weighted average common shares outstanding	810,983	810,983	810,983	810,983
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	—	—	—	—

Total weighted average common shares and common stock equivalents outstanding	810,983	810,983	810,983	810,983

Diluted earnings per common share	$0.29	$0.11	$0.52	$0.48

NOTE 3.	COMMON STOCK OFFERING

The Company is offering to sell a maximum of 640,000 shares of its common stock at a price of $12.50 per share. The offering expires December 31, 2002.

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Forward-Looking Statements

This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We will not publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Total assets increased $15 million from $85.7 million to $100.7 million, or 17.40% for the six months ended June 30, 2002. The increase in total assets in 2002 is less than the 28.9% growth for the same period in 2001. The growth in both years continues to be funded primarily by increases in total deposits, which increased by $13.1 million and $18.5 million, respectively. The net increase in total assets for the six months ended June 30, 2002 consisted primarily of an increase of $12.3 million in total loans, an increase of $4.8 million in cash and due from banks, an increase in Federal funds sold of $1.4 million, and an increase of $468,000 in premises and equipment, offset by a decrease in securities available-for-sale of $4.0 million. The loan to deposit ratio at June 30, 2002 was 89% compared to 79% at June 30, 2001. The increase in the loan to deposit ratio as compared to the same period in 2001 is due to total loans increasing by $25.9 million and total deposits increasing by $21.5 million.

Stockholders’ equity increased by $399,000 for the six months ended June 30, 2002. This net increase consists of net income of $418,000 and a decrease in unrealized gains on securities of $18,000.

LIQUIDITY

Liquidity management involves the matching of the cash flow requirements of customer withdrawals of funds and the funding of loan originations, and the ability of our subsidiary bank to meet those requirements. Management monitors and maintains appropriate levels of liquidity so that maturities of assets and deposit growth are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

At June 30, 2002, the Bank’s liquidity ratio was 16.57% which is below the Bank’s target ratio of 20%. As proceeds from the stock offering currently in process are received, the liquidity ratio will return to a level above 20%.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2002, the Bank’s capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at June 30, 2002 are as follows:

		Regulatory
		Minimum
	Bank	Requirement

Leverage Capital Ratio	9.04%	4.00%
Risk-Based Capital Ratios Core Capital	10.15%	4.00%
Total Capital	11.20%	8.00%

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $407,000 and $798,000 for the three and six month periods ended June 30, 2002, respectively, compared to the same period in 2001. The increase in net interest income for both periods ended June 30, 2002 is attributable to an increase in earning assets of $18.8 million as compared to June 30, 2001. As noted above, loans increased during this period by $25.9 million, which generally provide greater yields to the Company. The increase in loans was partially funded by a decrease in securities of $11.0 million during this period. During this same period, total deposits increased by $21.5 million, which included an increase of $18.6 million in interest-bearing deposits and an increase of $2.9 million in non-interest bearing deposits. The overall result of an increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the six months ended June 30, 2002 is approximately 7.89%, which is 217 basis points less than the average yield on loans for the six months ended June 30, 2001.

The net interest margin increased to 4.71% at June 30, 2002 as compared to 3.93% at June 30, 2001.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $92,000 was made during the six month period ending June 30, 2002 based upon this evaluation process as compared to $209,000 for the same period in 2001. The allowance for loan loss as a percentage of total loans was 1.14% at June 30, 2002, 1.22% at December 31, 2001, and 1.21% at June 30, 2001. Management believes the allowance for loan loss at June 30, 2002 is adequate to meet any future losses in the loan portfolio. The decrease in the provision in 2002 as compared to 2001 reflects the slower loan growth for the six months ended June 30, 2002.

At June 30, 2002 and 2001, nonaccrual, past due, and restructured loans were as follows:

	June 30,	June 30,
	2002	2001

	(Dollars in thousands)
Total nonaccruing loans	$22	$8
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—
Restructured loans	—	—

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2002 and 2001 is as follows:

	Six Months Ended
	June 30,

	2002	2001

	(Dollars in thousands)
Average amount of loans outstanding	$71,031	$39,070

Balance of allowance for loan losses at beginning of period	$804	$420
Loans charged off
Commercial and financial	(1)	—
Real estate	—	—
Installment	(3)	—

	(4)	—

Loans recovered
Commercial and financial	—	—
Real estate	—	—
Installment	—	—

	—	—

Net charge-offs	(4)	—

Additions to allowance charged to operating expense during period	92	209

Balance of allowance for loan losses at end of period	892	629

Ratio of net loans charged-off during the period to average loans outstanding	0.01%	—%

Other Income. Other income decreased by $17,000 and $173,000 for the three and six months ended June 30, 2002, respectively, compared to the same period in 2001. The most significant difference which affected both periods was a decrease in gains on sales of securities available-for-sale of $59,000 and $225,000 for the three and six months ended June 30, 2002, respectively, compared to the same period in 2001. Loan growth has been partially funded with the proceeds from the sale of securities for the six months ended June 30, 2002 and 2001. The decrease was offset by an increase in service charges of $50,000 and $78,000, respectively. The increase in service charges is consistent with the growth in deposit accounts.

Other Expenses. Other expenses increased by $207,000 and $458,000 for the three and six months ended June 30, 2002 as compared to the same periods in 2001. The most significant increases in 2002 are increases of $95,000 and $208,000 in salaries and employee benefits and other operating expenses of $94,000 and $215,000 for the three and six month periods ended June 30, 2002. The increase in salaries and employee benefits for both the three and six month periods represents normal increases in salaries and an increase in the number of employees. At June 30, 2002, the number of full-time equivalent employees was 34 compared to 20 at June 30, 2001. Other operating expenses include one-time expenses of $92,000 related to the formation of the holding company and stock offering. The remaining increases in other operating expenses include increases in expenses directly related to increased activity in both loans and deposits.

Income Taxes. Income tax expense increased by $140,000 and $254,000 for the three and six months ended June 30, 2002 as compared to 2001. The effective tax rate for 2002 and 2001 was 38% and —%, respectively. Prior to 2002, the Company had net operating loss carryforwards which were utilized to reduce tax expense.

Net Income. Net income increased by $141,000 and $30,000 for the three and six months ended June 30, 2002 as compared to the same period in 2001. The primary reason for the increase in net income for the three and six months ended June 30, 2002 as compared to the same period in 2001 is the increase in net interest income, less the decrease in gains on sale of securities for the six month periods.

PART II – Other Information

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of Southern Community Bancshares, Inc. was held on April 23, 2002. A total of 571,659 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

(a) The following directors were elected:

Directors	For	Against	Abstain

Richard J. Dumas	571,559		—
Wm. Wayne Leslie	571,559	100	—
Jackie L. Mask	571,559		—
James S. Cameron	571,559		—
Thomas D. Reese	571,559		—
Dan V. Stinchcomb	571,559		—
George R. Davis, Sr.	571,559		—
Robert B. Dixon, Jr.	571,559		—
Gary D. McGaha	571,559		—
William M. Strain, MD	571,559		—

Item 6.	Exhibits and Reports on Form 8-K.

Exhibit
Number	Exhibit

99.1	Certification of Principal Executive Officer
99.2	Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.

Date:	August 14, 2002	/s/ Gary McGaha

Gary McGaha President and Director

Date:	August 14, 2002	/s/ Leslye Grindle

Leslye Grindle Vice President and Chief Financial Officer