Form 10QSB
period 2002-09-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2002-11-14
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number: 333-85952

SOUTHERN COMMUNITY BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58 - 2639705

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

525 North Jeff Davis Drive, Fayetteville, Georgia 30214

(Address of principal executive office)

(770) 461-4365

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   [X]   No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2002: 1,305,185; no par value

Transitional Small Business Disclosure Format       Yes   [   ]   No  [X]

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

INDEX

Page

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2002	3
Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2002 and 2001	4
Condensed Consolidated Statements of Cash Flows For The Nine Months Ended September 30, 2002 and 2001	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 - 11
Item 3. Controls and Procedures	11
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	12
Signatures	13
Certifications	14-19

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(Unaudited)

Assets
Cash and due from banks	$3,288,476
Federal funds sold	7,848,000
Securities available-for-sale, at fair value	16,112,911
Loans	84,735,594
Less allowance for loan losses	1,018,682

Loans, net	83,716,912

Premises and equipment	3,569,869
Other assets	695,029

Total assets	$115,231,197

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$13,388,076
Interest-bearing	85,665,828

Total deposits	99,053,904
Securities sold under repurchase agreements	2,493,138
Other liabilities	336,018

Total liabilities	101,883,060

Stockholders’ equity
Capital stock, no par value; 10,000,000 shares authorized;1,153,864 shares issued and outstanding	12,391,795
Retained earnings	836,516
Accumulated other comprehensive income	119,826

Total stockholders’ equity	13,348,137

Total liabilities and stockholders’ equity	$115,231,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest income
Loans	$1,649,913	$1,259,692	$4,452,814	$3,224,528
Taxable securities	132,035	224,682	474,902	873,733
Nontaxable securities	20,504	0	27,708	—
Federal funds sold	28,192	51,585	51,870	188,399

Total interest income	1,830,644	1,535,959	5,007,294	4,286,660

Interest expense
Deposits	605,127	729,844	1,733,350	2,185,683
Other borrowings	8,346	21,712	26,022	83,349

Total interest expense	613,473	751,556	1,759,372	2,269,032

Net interest income	1,217,171	784,403	3,247,922	2,017,628
Provision for loan losses	139,249	95,000	231,249	304,000

Net interest income after provision for loan losses	1,077,922	689,403	3,016,673	1,713,628

Other income
Service charges on deposit accounts	74,920	39,924	198,743	100,524
Gain on sales of securities available-for-sale	32,288	2,364	40,035	235,055
Other operating income	46,576	20,966	70,364	55,985

Total other income	153,784	63,254	309,142	391,564

Other expenses
Salaries and employee benefits	385,094	304,497	1,100,334	811,863
Occupancy and equipment expenses	125,712	92,273	339,906	271,062
Other operating expenses	237,797	150,351	728,881	426,805

Total other expenses	748,603	547,121	2,169,121	1,509,730

Net income before income taxes	483,103	205,536	1,156,694	595,462
Income tax expense	188,326	—	444,341	2,309

Net income	294,777	205,536	712,353	593,153

Other comprehensive income (loss)
Unrealized gains on securities available-for-sale arising during period, net of tax	28,829	133,735	15,706	374,150
Reclassification adjustment for gains realized in net income, net of tax	(21,309)	(2,364)	(26,422)	(235,055)

Other comprehensive income (loss)	7,520	131,371	(10,716)	139,095

Comprehensive income	$302,297	$336,907	$701,637	$732,248

Basic earnings per common share	$0.30	$0.25	$0.82	$0.73

Diluted earnings per common share	$0.30	$0.25	$0.82	$0.73

Cash dividends declared per share of common stock	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net income	$712,352	$593,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206,818	154,165
Provision for loan losses	231,248	304,000
Gain on sales of securities available-for-sale	(40,035)	(235,055)
Net other operating activities	(132,818)	241,633

Net cash provided by operating activities	977,565	1,057,897

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(12,184,223)	(15,377,772)
Proceeds from maturities of securities available-for-sale	4,001,940	4,260,045
Proceeds from sales of securities available-for-sale	5,220,499	17,971,065
Net increase in federal funds sold	(5,316,000)	(883,000)
Net increase in loans	(19,028,629)	(28,598,571)
Purchase of premises and equipment	(715,185)	(155,087)

Net cash used in investing activities	(28,021,598)	(22,783,320)

FINANCING ACTIVITIES
Net increase in deposits	24,358,924	24,428,895
Net increase (decrease) in repurchase agreements	282,899	(1,400,382)
Proceeds from sale of common stock	4,286,012	—

Net cash provided by financing activities	28,927,835	23,028,513

Net increase in cash and due from banks	1,883,802	1,303,090
Cash and due from banks, beginning of period	1,404,674	1,953,067

Cash and due from banks, end of period	$3,288,476	$3,256,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The consolidated financial information included for Southern Community Bancshares, Inc. (the “Company”) and Southern Community Bank (the“Bank”) herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	EARNINGS PER COMMON SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the periods ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$294,777	$205,536	$712,353	$593,153

Weighted average common shares outstanding	967,554	810,983	863,747	810,983
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	7,207	—	7,207	—

Total weighted average common shares and common stock equivalents outstanding	974,761	810,983	870,954	810,983

Diluted earnings per common share	$0.30	$0.25	$0.82	$0.73

NOTE 3.	COMMON STOCK OFFERING

We are in the process of offering to sell a maximum of 640,000 shares of common stock at a price of $12.50 per share. As of September 30, 2002, we have sold 342,881 shares of common stock. The offering expires December 31, 2002.

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

FINANCIAL CONDITION

Total assets increased $29.5 million from $85.7 million to $115.2 million, or 34.4% for the nine months ended September 30, 2002. The increase in total assets in 2002 is slightly less than the 39.3% growth for the same period in 2001. The growth in both years continues to be funded primarily by increases in total deposits, which increased by $24.4 million in both years. The net increase in total assets for the nine months ended September 30, 2002 consisted primarily of an increase of $19.0 million in total loans, an increase of $1.9 million in cash and due from banks, an increase in Federal funds sold of $5.3 million, and an increase of $3.0 million in securities available-for-sale. The loan to deposit ratio at September 30, 2002 was 86% compared to 88% at December 31, 2001. The decrease in the loan to deposit ratio as compared to December 31, 2001 is due to total loans increasing by $19.0 million and total deposits increasing by $24.4 million.

Stockholders’ equity increased by $5.0 million for the nine months ended September 30, 2002. This net increase consists of net income of $712,000, a decrease in unrealized gains on securities of $11,000 and proceeds from our stock offering of $4.3 million. We anticipate selling the maximum of 640,000 shares by the expiration date of December 31, 2002.

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

At September 30, 2002, the Bank’s liquidity ratio was 21.99% which is above the Bank’s target ratio of 20%.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2002, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at September 30, 2002 are as follows:

	Bank	Regulatory Minimum Requirement

Leverage Capital Ratio	9.96%	4.00%
Risk-Based Capital Ratios
Core Capital	11.78%	4.00%
Total Capital	12.87%	8.00%

We are not aware of any recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $433,000 and $1,230,000 for the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The increase in net interest income for both periods ended September 30, 2002 is attributable to an increase in earning assets of $30.4 million as compared to September 30, 2001. Loans increased during this period by $24.7 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $26.7 million, which included an increase of $22.5 million in interest-bearing deposits and an increase of $4.2 million in non-interest bearing deposits. The increase in net interest income is based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the nine months ended September 30, 2002 is approximately 8.03% as compared to 9.82% for the same period in 2001. The yield on total interest earning assets for the nine months ended September 30, 2002 was 7.38% compared to 8.59% for the same period in 2001, or a decrease of 121 basis points. The rate paid on interest bearing liabilities for the same periods decreased by 237 basis points to

3.12% from 5.49%. These decreases in yields are directly related to the decline in interest rates over the past two years.

Due to the increase in overall volume and the significant adjustment of rates paid on certificates of deposit, the net interest margin increased to 4.79% at September 30, 2002 as compared to 4.04% at September 30, 2001.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $231,000 was made during the nine month period ending September 30, 2002 based upon this evaluation process as compared to $304,000 for the same period in 2001. The allowance for loan loss as a percentage of total loans was 1.20% at September 30, 2002, 1.22% at December 31, 2001, and 1.20% at September 30, 2001. Management believes the allowance for loan loss at September 30, 2002 is adequate to meet any foreseeable losses in the loan portfolio. The decrease in the provision in 2002 as compared to 2001 is reflective of the decrease in loan growth for the nine months ended September 30, 2002 as compared to the same period in 2001.

At September 30, 2002 and 2001, nonaccrual, past due, and restructured loans were as follows:

	September 30, 2002	September 30, 2001

	(Dollars in thousands)
Total nonaccruing loans	$18	$27
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	135	22
Restructured loans	—	—

The increase in past due loans over ninety days consists primarily of loans that are secured by real estate. We do not anticipate any significant losses on these loans due to our collateral position in these loans.

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2002 and 2001 is as follows:

	Nine Months Ended September 30,

	2002	2001

	(Dollars in thousands)
Average amount of loans outstanding	$74,167	$43,917

Balance of allowance for loan losses at beginning of period	$804	$420
Loans charged off
Commercial and financial	(1)	—
Real estate	—	—
Installment	(15)	(5)

	(16)	(5)

Loans recovered
Commercial and financial	—	—
Real estate	—	—
Installment	—	—

	—	—

Net charge-offs	(16)	(5)

Additions to allowance charged to operating expense during period	231	304

Balance of allowance for loan losses at end of period	1,019	719

Ratio of net loans charged-off during the period to average loans outstanding	0.02%	0.01%

Other Income. Other income increased by $91,000 and decreased by $82,000 for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The most significant difference which affected the nine month period was a decrease in gains on sales of securities available-for-sale of $195,000. During 2001, loan growth was partially funded with the proceeds from the sale of securities. The decrease in other income was offset by an increase in service charges on deposit accounts of $35,000 and $98,000 for the three and nine months ended September 30, 2002, respectively. The increase in service charges is directly related to the growth in deposit accounts.

Other Expenses. Other expenses increased by $201,000 and $659,000 for the three and nine months ended September 30, 2002 as compared to the same periods in 2001. The most significant increases in 2002 are increases of $81,000 and $288,000 in salaries and employee benefits and other operating expenses of $87,000 and $302,000 for the three and nine month periods ended September 30, 2002, respectively. The increase in salaries and employee benefits for both the three and nine month periods represent normal increases in salaries and an increase in the number of employees. At September 30, 2002, the number of full-time equivalent employees was 33 compared to 28 at September 30, 2001. Other operating expenses include one-time expenses of $121,000 related to the formation of the holding company and stock offering. Beginning in the fourth quarter of 2001, the Company began paying director fees which total $46,000 for the nine months ended September 30, 2002. The remaining increases in other operating expenses include increases in expenses directly related to increased activity in both loans and deposits.

Income Taxes. Income tax expense increased by $188,000 and $442,000 for the three and nine months ended September 30, 2002 as compared to 2001. The effective tax rate for 2002 and 2001 was 38% and –%, respectively. Prior to 2002, the Company had net operating loss carryforwards which were utilized to reduce tax expense.

Net Income. Net income increased by $89,000 and $119,000 for the three and nine months ended September 30, 2002 as compared to the same period in 2001. The primary reason for the increase in net income for the three and nine months ended September 30, 2002 as compared to the same period in 2001 is the increase in net interest income.

Item 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - Other Information

Item 6.	Exhibits and Reports on Form 8-K.

Exhibit Number	Exhibit

99.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY
BANCSHARES, INC.

Date: November 14, 2002	/s/ Gary McGaha

Gary McGaha
President and Director

Date: November 14, 2002	/s/ Leslye Grindle

Leslye Grindle
Vice President and
Chief Financial Officer

CERTIFICATIONS

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary McGaha, President and C.E.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Southern Community Bancshares, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Gary McGaha

Gary McGaha, President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Leslye Grindle, C.F.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Southern Community Bancshares, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Leslye Grindle

Leslye Grindle, Vice President and Chief Financial Officer