Form 10KSB
period 2002-12-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2003-03-31
CIK 1171017

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to

Commission file number 333-86082

SOUTHERN COMMUNITY BANCSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia	58-2639705

(State of Incorporation)	(I.R.S. Employer
Identification No.)

525 North Jeff Davis Drive, Fayetteville, Georgia 30214
(Address of principal executive offices)(Zip Code)

(770) 461-4365
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the Registrant’s fiscal year ended December 31, 2002 total $7,324,000.

     The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on January 31, 2003 was approximately $11,736,250. There were 1,450,983 shares of Common Stock outstanding as of January 31, 2003.

     Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

DOCUMENTS INCORPORATED BY REFERENCE

     None

SOUTHERN COMMUNITY BANCSHARES, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2002

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company

     Southern Community Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Southern Community Bank, a Georgia banking corporation (the “Bank”), was incorporated on August 16, 1999 and commenced business on June 2, 2000. The Bank reorganized into a holding company structure effective January 1, 2002.

     The primary activity of the Company currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank. As a bank holding company, the Company is intended to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws. The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.

     While the Company may seek in the future to acquire additional banks or bank holding companies or to engage in other activities appropriate for bank holding companies under appropriate circumstances as permitted by law, the Company currently has no plans, understandings or agreements concerning any other activities other than as described below. The results of operations and financial condition of the Company for the foreseeable future, therefore, will be determined primarily by the results of operations and financial condition of the Bank.

Employees

     As of March 1, 2003, the Company and the Bank had 34 full-time employees. The employees are not represented by a collective bargaining unit. The Company and the Bank believe their relationships with their employees to be good.

Customers

     It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of the Company.

Competition

     All phases of the Company’s banking activities are highly competitive. The Company competes actively with eleven commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Fayette County, Georgia and its surrounding areas.

     Based on total assets of approximately $121 million at December 31, 2002, the Bank represents approximately 7.11% of the deposit base in the Fayette County market. Six major regional banks represent approximately 61% of the deposits in the Fayette County market. The larger financial institutions have greater resources and lending limits than the Bank, and the six major regional banking institutions have twenty branches in the county. There are several credit unions located in Fayette County. Since credit unions are not subject to income taxes in the way commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

     The Bank competes for deposits principally by offering depositors a variety of deposit programs with competitive interest rates, quality service and convenient locations and hours. The Bank will focus its resources to seek out and attract small business relationships and take advantage of the Bank’s ability to provide flexible service that meets the needs of this customer class. Management feels this market niche is the most promising business area for the future growth of the Bank.

Supervision and Regulation

General

     We are subject to state and federal banking laws and regulations that impose specific requirements or restrictions and provide for general regulatory oversight over virtually all aspects of our operations. These laws and regulations generally are intended to protect depositors, not shareholders. This discussion is only a summary of various statutory and regulatory provisions. This summary is qualified by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and prospects.

     Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, numerous additional regulatory requirements have been placed on the banking industry during the past 14 years. On November 12, 1999, the President signed into law a financial services modernization act which effectively repealed the anti-affiliation provisions of the 1933 Glass-Steagall Act and the 1956 Bank Holding Company Act. Legislative changes and the policies of various regulatory authorities may affect our operations. We are unable to predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

The Company

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance under the Bank Holding Company Act of 1956, as amended, and the Georgia Bank Holding Company Act. We are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve, and the Georgia Bank Holding Company Act and the regulations of the Georgia Department of Banking and Finance.

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.

     The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States. In addition, the Federal Reserve will not approve a transaction the effect of which may be substantially to lessen competition or to tend to create a monopoly, or that in any other manner would be in restraint of trade. However, such transactions may be approved in the event the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues generally focuses on the parties’ performance under the Community Reinvestment Act of 1977.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates interstate branching and permits the establishment of agency relationships across state lines. The Interstate Banking Act also permits bank holding companies to acquire banks in any state without regard to whether the transaction is prohibited under the laws of such state, subject to certain state provisions, including minimum age requirements of banks that are the target of the acquisition. The minimum age of local banks subject to interstate acquisition is three years.

     In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which provides that:

•	interstate acquisitions by institutions located in Georgia will be permitted in states which also allow interstate acquisitions; and

•	interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which allow interstate acquisitions.

     Additionally, in 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act, which permits Georgia-based banks and bank holding companies owning banks outside of Georgia and all non-Georgia banks and bank holding companies owning banks in Georgia the right to merge any bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on an unlimited basis throughout Georgia, subject to the prior approval of the Georgia Department of Banking and Finance.

     Except as amended by the Gramm-Leach-Bliley Act of 1999 discussed below, the Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries. Bank holding companies are also generally prohibited from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Activities determined by the Federal Reserve to fall within this category include acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling certain types of credit insurance, and performing certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any non-banking activity when it has reasonable cause to believe that continuation of such activity constitutes a serious risk to the safety and soundness of any bank subsidiary of that bank holding company.

Gramm-Leach-Bliley Act of 1999

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which breaks down many of the barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. This new law provides financial organizations with the flexibility to structure new affiliations through a holding company structure or a financial subsidiary. As a result, the number and type of entities competing with us in our markets could increase. It is too early to determine what effect, if any, this new law will have on us.

     The Gramm-Leach-Bliley Act also covers various topics such as insurance, unitary thrifts, privacy protection provisions for customers of financial institutions, the Federal Home Loan Bank system’s modernization, automatic teller machine reform, the Community Reinvestment Act and certain changes related to the securities industry.

     The legislation amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve has determined to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company — the “financial holding company.” Financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

•	financial in nature;

•	incidental to an activity that is financial in nature; or

•	complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system in general.

     The Federal Reserve and the Secretary of the Treasury may determine which activities meet these standards. However, the Gramm-Leach-Bliley Act explicitly lists certain activities as being financial in nature. For example, some of these activities are:

•	lending, exchanging, transferring or investing for others;

•	safeguarding money or securities;

•	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes in any state;

•	providing financial, investment or economic advice;

•	issuing or selling interests in pools of assets that a bank could hold directly;

•	underwriting, dealing in or making markets in securities; and

•	engaging within the United States in any activity that a bank holding company could engage in outside of the United States, if the Federal Reserve has found that the activity was usual in connection with banking or other financial operations internationally.

     The Gramm-Leach-Bliley Act also directs the Federal Reserve to adopt a regulation or order defining certain additional activities as financial in nature, to the extent that they are consistent with that act. These include:

•	lending, exchanging, transferring or investing for others or safeguarding financial assets other than money or securities;

•	providing any device or other instrumentality for transferring financial assets; and

•	arranging, effecting or facilitating financial transactions for third parties.

     Not all bank holding companies may become financial holding companies. A bank holding company must meet three requirements before becoming a financial holding company:

•	all of the bank holding company’s depository institution subsidiaries must be well capitalized;

•	all of the bank holding company’s depository institution subsidiaries must be well managed; and

•	the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

     With only a few exceptions, in order to exercise the powers granted to them under the Gramm-Leach-Bliley Act, a financial holding company or insured depository institution also must meet the Community Reinvestment Act’s requirements. If any insured depository institution did not receive a Community Reinvestment Act rating of at least “satisfactory” at its most recent examination, the regulatory agencies are to prevent the insured depository institution or financial holding company from exercising the new powers, either directly or through a subsidiary.

Payment of Dividends

     The Company is a legal entity separate and distinct from our banking subsidiary. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by us to our shareholders.

     If, in the opinion of the federal banking regulators, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See “Prompt Corrective Action.” Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     In addition, the Georgia Financial Institutions Code and the regulations of the Georgia Department of Banking and Finance provide:

•	that dividends of cash or property may be paid only out of the retained earnings of the Bank;

•	that dividends may not be paid if the Bank’s paid-in capital and retained earnings which are set aside for dividend payment and other distributions do not, in combination, equal at least 20% of the Bank’s capital stock; and

•	that dividends may not be paid without prior approval of the Georgia Department of Banking and Finance if:

•	the Bank’s total classified assets exceed 80% of its equity capital;

•	the aggregate amount of dividends to be declared exceeds 50% of the Bank’s net profits after taxes but before dividends for the previous calendar year; or

•	the ratio of equity capital to total adjusted assets is less than 6%.

     Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2002, the Bank could pay out $561,000 in dividends. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital adequacy

     We are required to comply with the capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid, low-risk assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2002, the Company’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 12.39% and 11.25%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company’s leverage ratio as of December 31, 2002 was 9.18%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

     The Bank also is subject to risk-based and leverage capital requirements adopted by the Federal Reserve, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2002. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the Federal Deposit Insurance Corporation, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action.”

     The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the Federal Deposit Insurance Corporation have recently adopted regulations requiring regulators to consider interest rate risk in the evaluation of a bank’s capital adequacy. The bank regulatory agencies have recently established a methodology for evaluating interest rate risk which sets forth guidelines for banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

     In addition to the capital standards imposed by federal banking regulators, the Georgia Department of Banking and Finance imposed a requirement for the Bank to maintain a leverage ratio of not less than 8.0% during the first three years of the Bank’s operation. Following the expiration of this initial period, the Bank will become subject to a 6.0% primary capital ratio. Such standard is calculated as the ratio of total equity to total assets, each as adjusted for unrealized gains and losses on securities and allowance for loan losses.

Support of Subsidiary Institution

     Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such bank. In the event of a bank holding company’s bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 was enacted in large measure to improve the supervision and examination of insured depository institutions in an effort to reduce the number of bank failures and the resulting demands on the deposit insurance system. This law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of such actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     Under the regulations, an FDIC-insured bank will be:

•	“well capitalized” if it has a total capital ratio of 10.0% or greater, a tier 1 capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total capital ratio of 8.0% or greater, a tier 1 capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (3.0% in certain circumstances) and is not “well capitalized”;

•	“undercapitalized” if it has a total capital ratio of less than 8.0%, a tier 1 capital ratio of less than 4.0% or a leverage ratio of less than 4.0% (3.0% in certain circumstances);

•	“significantly undercapitalized” if it has a total capital ratio of less than 6.0%, a tier 1 capital ratio of less than 3.0% or a leverage ratio of less than 3.0%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

     A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating in any one of four categories. As a depository institution moves downward through the capitalization categories, the degree of regulatory scrutiny will increase and the permitted activities of the institution will decrease.

     An FDIC-insured bank is generally prohibited from making any capital distribution, including dividend payments, or paying any management fee to its holding company if the bank would thereafter be “undercapitalized”. “Undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan. The federal regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. In addition, for a capital restoration plan to be acceptable, the bank’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent company is limited to the lesser of an amount equal to 5.0% of the bank’s total assets at the time it became “undercapitalized” and the amount necessary to bring the institution into compliance with all applicable capital standards. If a bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. “Significantly undercapitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. A bank that is not “well capitalized” is subject to certain limitations relating to so-called “brokered” deposits.

     As of December 31, 2002, the Bank had the requisite capital levels to qualify as “well capitalized.”

FDIC Insurance Assessments

     The Federal Deposit Insurance Corporation has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based assessment system assigns an institution to one of three capital categories: well capitalized, adequately capitalized and undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the risk posed to the deposit insurance funds. An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. The combination of capital groups and supervisory subgroups results in nine assessment risk classifications to which different assessment rates are applied.

     The FDIC may terminate the insurance of the deposits of the Bank upon a finding that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or condition the FDIC has imposed.

Safety and Soundness Standards

     The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution fails to submit or implement such a plan, the agency must issue an order directing action to correct the deficiency and may require other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions described above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Community Reinvestment Act

     The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test. Small institutions will be examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

     Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s Community Reinvestment Act performance and to review the institution’s Community Reinvestment Act public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution’s written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution’s community reinvestment record.

     The recently enacted Gramm-Leach-Bliley Act makes various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under this Act may be commenced by a holding company if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination.

ITEM 2. DESCRIPTION OF PROPERTY

     As of December 31, 2002, the principal offices of the Company and the Bank were located at 525 North Jeff Davis Drive, Fayetteville, Georgia 30214. The Bank owns this property and the property located at 1500 Commerce Drive, Peachtree City, Georgia 30269. Neither the Company nor the Bank has any other properties. Management believes that the physical facilities maintained by the Company and the Bank are suitable for its current operations.

ITEM 3. LEGAL PROCEEDINGS

     The Bank may, periodically, be involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock is not listed, traded or quoted on any securities exchange or in the over-the-counter market. To the Company’s management’s knowledge, the most recent transaction with respect to the Company’s Common Stock was the secondary offering of 640,000 shares at $12.50 per share. All of the shares were sold by the closing date of January 31, 2003. The proceeds of the secondary offering funded the expenses related to that offering and a capital injection of $2,000,000 to the bank. The remaining $5,900,000 will be used primarily to fund the growth and expansion of the Company and related expenses.

     There were approximately 589 holders of record of the common stock as of December 31, 2002.

     The Company currently intends to retain its earnings for use in the business and does not foresee paying cash dividends in the near future. The Board of Directors cannot predict when such dividends, if any will ever be made. The payment of dividends, if any, shall at all times be subject to the payment of the Company’s expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for state banks.

     The following chart sets forth certain information relating to the Company’s equity compensation plans.

Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be	Weighted	under equity
	issued upon	average exercise	compensation
	exercise of	price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	113,833	$12.25	26,167
Equity compensation plans not approved by security holders	—	—	—
Total	113,833	$12.25	26,167

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion of our financial condition at December 31, 2002 and 2001 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

FORWARD-LOOKING STATEMENTS

     We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to shareholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, us.

OVERVIEW

     The year 2002 was highlighted by reporting net income of $1,058,000. Our primary market area of Fayette County, Georgia continues to grow, and we are strategically positioned to take advantage of the growth. The area’s growth should provide a base for continued profitability.

FINANCIAL CONDITION AS OF DECEMBER 31, 2002 AND 2001

     Following is a summary of our balance sheets for the years indicated:

	December 31,

	2002	2001

	(Dollars in Thousands)
Cash and due from banks	$3,790	$1,405
Federal funds sold	—	2,532
Securities	22,799	13,128
Restricted equity securities	142	—
Loans, net	89,780	64,920
Premises and equipment	3,711	3,061
Other assets	855	700

	$121,077	$85,746

Total deposits	$99,509	$74,695
Securities sold under repurchase agreements	3,780	2,210
Federal funds purchased	719	—
Other liabilities	437	480
Shareholders’ equity	16,632	8,361

	$121,077	$85,746

FINANCIAL CONDITION AS OF DECEMBER 31, 2002 AND 2001

     As of December 31, 2002, we had total assets of $121 million, an increase of 41.2% over December 31, 2001. Total interest-earning assets were $113.8 million as of December 31, 2002, or 94% of total assets as compared to $81.3 million or 95% of total assets as of December 31, 2001. Our primary interest-earning assets as of December 31, 2002 were loans, which made up 80% of total interest-earning assets, as compared to 81% as of December 31, 2001. Our loan to deposit ratio was 91% as of December 31, 2002, as compared to 88% as of December 31, 2001. Deposit growth in 2002 of $25 million has been used to fund loan growth of $25 million. The decrease in federal funds sold of $2.5 million and increase in federal funds purchased of $719,000 was used to fund an increase in cash and due from banks of $2.4 million and an increase in fixed assets. Fixed assets increased by $650,000 due to the purchase of land and the start of construction on our Peachtree City branch.

     Our securities portfolio, consisting of U.S. Government and Agency securities and mortgage-backed securities, amounted to $23 million as of December 31, 2002. Net unrealized gains on securities amounted to $173,000 as of December 31, 2002 as compared to $211,000 as of December 31, 2001. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     We have 84% of our loan portfolio collateralized by real estate located in our primary market area of Fayette County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans primarily collateralized by one to four family residential properties which comprise 31% of the loan portfolio. Real estate mortgage loans secured by one to four family residential properties comprise 18% of the loan portfolio, and nonresidential real estate mortgage loans consisting primarily of small business commercial properties total 35% of the loan portfolio. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value. The remaining 16% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

     The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy that could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with no indications of a significant downturn in the general economy.

     We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank’s statutory capital and unsecured loan relationships that exceed 15% of the Bank’s statutory capital.

LIQUIDITY AND CAPITAL RESOURCES

     The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. We achieve our desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities and accessibility to market sources of funds.

     Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

     Our liquidity and capital resources are monitored on a periodic basis by management and State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory.

     As of December 31, 2002, we had loan commitments outstanding of $18 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. As of December 31, 2002, we had arrangements with 2 commercial banks for additional short-term advances of $4 million in aggregate.

     As of December 31, 2002, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders’ equity increased due to the retention of net income in 2002 of $1,058,000 and net proceeds from our stock offering in 2002 of $7,237,000. The offering was successful as we sold 100% of the shares offered by the closing date in January 2003.

     In the future, the primary source of funds available to the holding company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could pay $561,000 in dividends without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of December 31, 2002 are as follows:

		Regulatory
	Actual	Requirements

Leverage capital ratio	9.18%	5%
Risk based capital ratios:
Core capital	11.25%	6%
Total capital	12.39%	10%

     These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels.

     As of December 31, 2002, we had approximately $575,000 in remaining construction costs associated with our Peachtree City branch.

CRITICAL ACCOUNTING POLICIES

     The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Following is a description of the accounting policies applied by the Company that are deemed “critical”. Critical accounting policies are defined as policies that are very important to the presentation of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments. The Company’s financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

Allowance for Loan Losses

     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

     Management’s judgment in determining the adequacy of the allowance is based on evaluation of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, historical experience, estimated value of any underlying collateral, overall portfolio quality and review of specific problem loans.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Alliance’s allowance for loan losses. Such agencies may require Alliance to recognize additions to the allowance based on judgments different than those of management.

     A loan is considered impaired when, based on current information and events, it is probable all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status.

Income Taxes

     SFAS No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 8 to the Notes to Financial Statements for additional details.

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

     The future tax consequences of the differences between the financial reporting and tax basis of Alliance’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.

     We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

     Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

EFFECTS OF INFLATION

     The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management.”

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     The following is a summary of our operations for the years indicated.

	Year Ended December 31,

	2002	2001

	(Dollars in Thousands)
Interest income	$6,930	$5,860
Interest expense	2,393	2,913
Net interest income	4,537	2,947
Provision for loan losses	359	389
Other income	394	451
Other expenses	2,928	2,163
Pretax income	1,644	846
Income taxes	586	48
Net income	$1,058	$798

NET INTEREST INCOME

     Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

     Our net yield on average interest-earning assets was 4.66% in 2002 as compared to 4.16% in 2001. Average loans increased by $29 million, while the remaining average interest earning assets decreased by $2.6 million which combined, accounted for a $26 million increase in total average interest-earning assets in 2002. Average interest-bearing liabilities increased by $21 million with average interest-bearing demand and savings, and time deposits accounting for $9.5 and $11.3 million of this increase, respectively. The rate earned on average interest-earning assets decreased to 7.12% in 2002 from 8.26% in 2001. The rate paid on average interest-bearing liabilities decreased to 3.00% in 2002 from 4.94% in 2001. The increase in net interest income and net yield on average interest-earning assets was due to the significant increase in volume of interest-earning assets combined with an decrease in yield on interest-bearing deposits in comparison to 2001. In 2002, the yields on interest-earning assets decreased by 114 basis points while the rate paid on interest-bearing liabilities decreased by 194 basis points. These changes are representative of a liability sensitive position in a declining rate environment and the fact that many variable rate loans have contractual floors that limit the interest rate risk.

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $359,000 in 2002 as compared to $389,000 in 2001. The amounts provided were due primarily to the growth of the loan portfolio and to inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, past experience, underlying collateral values and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2002, we had $341,000 non-accrual loans as compared to $50,000 as of December 31, 2001. The allowance for loan losses as a percentage of total loans as of December 31, 2002 and 2001 was 1.25% and 1.22%, respectively. Actual loan charge-offs were $22,000 during 2002, as compared to $5,000 during 2001.

OTHER INCOME

     Other income consists of service charges on deposit accounts, gain on sale of securities, gain on sale of loans and other operating income. Other income decreased to $394,000 in 2002, from $451,000 in 2001. This decrease is due primarily to a decrease in gain on sales of securities of $184,000. Service charges on deposit accounts and gain on sales of loans increased by $119,000 and $40,000, respectively. The decrease in other operating income was primarily due to a decrease of $31,000 in brokerage income.

OTHER EXPENSE

     Other expenses were $2,928,000 in 2002, as compared to $2,163,000 in 2001, an increase of $765,000. Salaries and employee benefits increased by $367,000 due to an increase in the number of full time equivalent employees from 27 to 35 and normal increases in salaries and benefits. Equipment and occupancy expenses increased by $52,000 and other operating expenses increased by $346,000 due partially to increased data processing costs of $40,000, and increased directors fees of $52,500. The increases in all other operating expenses were directly related to the overall growth of the Company.

INCOME TAX

     We have reported income taxes for 2002 of $586,000 as compared to $48,000 for 2001. The effective tax rate for 2002 and 2001 was 35.7% and 5.6%, respectively. The Company utilized all remaining net operating loss carryforwards in 2001 to offset taxable income.

ASSET/LIABILITY MANAGEMENT

     Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures designed to ensure acceptable composition of the asset/liability mix. Our management’s overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships and corporations.

     Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

     Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

     As of December 31, 2002, our cumulative one year interest rate-sensitivity gap ratio was .87%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate slower than our interest-bearing liabilities.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

		After	After
		Three	One
		Months	Year
	Within	but	but	After
	Three	Within	Within	Five
	Months	One Year	Five Years	Years	Total

	(Dollars in Thousands)
Interest-earning assets
Securities	142	—	3,053	19,745	22,940
Loans	61,841	7,695	20,768	743	91,047

	61,983	7,695	23,821	20,488	113,987

Interest-bearing liabilities:
Interest-bearing demand deposits	29,818	—	—	—	29,818
Savings	1,032	—	—	—	1,032
Time deposits	11,985	33,202	11,593	—	56,780
Federal funds purchased	719	—	—	—	719
Securities sold under repurchase agreements	3,780	—	—	—	3,780

	47,334	33,202	11,593	—	92,129

Interest rate sensitivity gap	14,649	(25,507)	12,228	20,488	21,858

Cumulative interest rate sensitivity gap	14,649	(10,858)	1,370	21,858

Interest rate sensitivity gap ratio	1.31	.23	2.05	—
Cumulative interest rate sensitivity gap ratio	1.31	.87	1.01	1.24

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

     The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of our assets, liabilities and shareholders’ equity; the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities and sensitivities of loans to changes in interest rates and information on non-performing loans; summary of the loan loss experience and reserves for loan losses; types of deposits and the return on equity and assets.

INTEREST DIFFERENTIALS

     Average Balances

     The average balance sheet for the years indicated is presented below. (1)

	Year Ended December 31,

	2002	2001

	(Dollars in Thousands)
ASSETS
Cash and due from banks	$3,172	$1,430
Taxable securities	13,099	16,276
Nontaxable securities	1,457	—
Securities valuation account	171	284
Federal funds sold	4,250	5,175
Loans (2)	78,551	49,476
Allowance for loan losses	(927)	(612)
Other assets	4,098	3,729

	$103,871	$75,758

Total interest-bearing assets	$97,357	$70,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand	$14,326	$8,394
Interest-bearing demand and savings	27,644	18,135
Time	49,087	37,794

Total deposits	91,057	64,323
Other liabilities	451	288
Other borrowings	2,915	2,987

Total liabilities	94,423	67,598
Shareholders’ equity	9,448	8,160

	$103,871	$75,758

Total interest-bearing liabilities	$79,646	$58,916

(1)	For each category, average balances were determined using the daily average balances during the year.

(2)	The average balance of non-accrual loans included in average loans for 2002 was $53,000 and $13,000 in 2001.

     Interest Income and Interest Expense

     The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Year Ended December 31

	2002		2001

		Average		Average
	Interest	Rate	Interest	Rate

	(Dollars in Thousands)
Interest Income:
Interest and fees on loans (1)	$6,164	7.85%	$4,561	9.22%
Interest on taxable securities	630	4.81	1,090	6.70
Interest on nontaxable securities	65	4.46	—	—
Interest on federal funds sold	71	1.67	209	4.04

Total interest income	6,930	7.12%	5,860	8.26%

Interest Expense:
Interest on interest-bearing demand and savings deposits	492	1.78%	521	2.87%
Interest on time deposits	1,867	3.80	2,298	6.08
Other borrowings	34	1.17	94	3.15

Total interest expense	2,393	3.00%	2,913	4.94%

Net interest income	$4,537		$2,947

Net interest spread		4.12%		3.32%

Net yield on average interest-earning assets	4.66%			4.16%

(1)	Interest and fees on loans includes $655,000 and $499,000 of loan fee income for the years ended December 31, 2002 and 2001, respectively. The interest income recognized on non-accrual loans during 2002 and 2001 was insignificant.

     Rate and Volume Analysis

     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-

bearing liabilities, information is provided on changes attributable to:

—	change in volume (change in volume multiplied by old rate);

—	change in rate (change in rate multiplied by old volume); and

—	a combination of change in rate and change in volume.

The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

	Year Ended December 31,

		2002 vs. 2001
		Changes Due To:
	Rate	Volume	Total

	(Dollars in Thousands)
Increase (decrease)in:
Income from interest-earning assets:
Interest and fees on loans	(759)	2,362	1,603
Interest on taxable securities	(272)	(188)	(460)
Interest on nontaxable securities	—	65	65
Interest on federal funds sold	(106)	(32)	(138)

Total interest income	(1,137)	2,207	1,070

Expense from interest-bearing liabilities:
Interest on interest-bearing demand and savings deposits	(242)	213	(29)
Interest on time deposits	(1,004)	573	(431)
Interest on other borrowings	(58)	(2)	(60)

Total interest expense	(1,304)	784	(520)

Net interest income	167	1,423	1,590

INVESTMENT PORTFOLIO

     Types of Investments

     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,

	2002	2001

	(Dollars in Thousands)
U.S. Government agencies	$4,167	$9,402
State and municipal securities	3,598	—
Corporate bonds	1,000	—
Mortgage-backed securities	14,034	3,726

	$22,799	$13,128

     Maturities

     The amounts of securities, including the weighted average yield in each category as of December 31, 2002, are shown in the following table according to contractual maturity classifications one year or less, after one through five years, after five through ten years and after ten years.

	After one		After five
	through five years		through ten years

	Amount	Yield(1)	Amount	Yield(1)

	(Dollars in Thousands)
U.S. Government agencies	505	3.50	3,662	6.00
State and municipal securities	—	—	—	—
Mortgage-backed securities	2,548	5.00	6,604	4.98
Corporate bonds	—	—	1,000	6.75

	After ten years		Total

	Amount	Yield(1)	Amount	Yield(1)

U.S. Government agencies	—	—	4,167	5.70
State and municipal securities	3,597	4.97	3,597	4.97
Mortgage-backed securities	4,882	6.45	14,034	5.49
Corporate bonds	—	—	1,000	6.75

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

LOAN PORTFOLIO

     Types of Loans

     The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,

	2002	2001

	(Dollars in Thousands)
Commercial	$11,332	$12,198
Real estate-construction	27,859	19,590
Real estate-mortgage	48,522	31,894
Consumer installment and other	3,334	2,151

	91,047	65,833
Less:
Allowance for loan losses	(1,141)	(804)
Deferred loan fees	(125)	(109)

Net loans	$89,781	$64,920

Maturities and Sensitivities of Loans to Changes in Interest Rates

     Total loans as of December 31, 2002 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years and after five years.

December 31, 2002

(Dollars in Thousands)
Commercial
One year or less	5,907
After one through five years	4,967
After five years	458

11,332

Construction
One year or less	26,201
After one through five years	1,658
After five years	0

27,859

Other
One year or less	23,751
After one through five years	27,818
After five years	287

51,856

     The following table summarizes loans as of December 31, 2002 with the due dates after one year that have predetermined and floating or adjustable interest rates.

December 31, 2002

Predetermined interest rates	$21,468
Floating or adjustable interest rates	13,720

$35,188

     Risk Elements

     Information with respect to non-accrual, past due and restructured loans as of December 31, 2002 and 2001 is as follows:

	December 31,

	2002	2001

	(Dollars in Thousands)
Non-accrual loans	$341	$50
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	22	6
Restructured loans	—	—
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	—	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	3	1
Interest income that was recorded on non-accrual and restructured loans	—	—

     It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected, and the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

     Loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes average loan balances for the year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.

	Year Ended December 31,

	2002	2001

	(Dollars in Thousands)
Average amount of loans outstanding	78,551	49,476

Balance of allowance for loan losses at beginning of year	804	420

Loans charged off:
Consumer	(21)	(5)
Commercial	(1)	—

Loans recovered:	(22)	(5)

Net charge-offs	(22)	(5)

Additions to allowance charged to operating expense during year	359	389

Balance of allowance for loan losses at end of year	$1,141	$804

Ratio of net loans charged off during the year to average loans outstanding	.03%	.01%

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower’s ability to pay and the underlying collateral value of the loans.

     As of December 31, 2002 and 2001, we made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2002		December 31, 2001

		Percent of		Percent of
		loans in		loans in
		each category		each category
	Amount	to total loans	Amount	to total loans

		(Dollars in Thousands)
Commercial	733	12.45%	271	18.53%
Real estate-construction	82	30.60	280	29.76
Real estate-mortgage	—	53.29	—	48.45
Consumer installment loans and other	176	3.66	108	3.26
Unallocated	150	—	145	—

	1,141	100%	$804	100%

DEPOSITS

     Average amount of deposits and average rates paid thereon, classified as to non-interest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits is presented below.(1)

	Year Ended December 31,

	2002		2001

	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Non-interest-bearing demand deposits	14,326	—%	$8,394	—%
Interest-bearing demand and savings deposits	27,644	1.78	18,135	2.87
Time deposits	49,087	3.80	37,794	6.08

	$91,057		$64,323

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months and over twelve months.

December 31, 2002

(Dollars in Thousands)
Three months or less	$4,323
Over three through six months	4,259
Over six through twelve months	6,522
Over twelve months	4,685

Total	$19,789

RETURN ON ASSETS AND SHAREHOLDERS’ EQUITY

The following rate of return information for the years indicated is presented below.

	Year Ended December 31,

	2002	2001

Return on assets (1)	1.02%	1.05%
Return on equity (2)	11.20	9.78
Dividend payout ratio (3)	n/a	n/a
Equity to assets ratio (4)	9.10	10.77

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average common equity divided by average total assets

ITEM 7. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on pages F-1 through F-35 and made a part of this Annual Report on Form 10-KSB:

     Report of Independent Certified Public Accountants on the Financial Statements

Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, and 2001
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002 and 2001
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001
Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Neither the Company nor the Bank had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and text gives certain information about the current members of the Boards of Directors of the Company and the Bank and the senior and executive officers of both institutions, including their ages as of December 31, 2002, the positions they hold, and their principal employment for the past five years.

Name	Age	Position held

Gary D. McGaha	64	President and Chief Executive Officer of both institutions; Director of both institutions
Fred L. Faulkner	40	Senior Vice President and Senior Lending Officer of both institutions
Leslye L. Grindle	38	Chief Financial Officer of both institutions and Chief Operating Officer of the bank
James S. Cameron	47	Director of both institutions
George R. Davis, Sr.	63	Director of both institutions
Robert B. Dixon, Jr.	59	Director of both institutions
Richard J. Dumas	62	Director of both institutions
William Wayne Leslie	43	Director of both institutions
Thomas D. Reese	57	Director of both institutions
Dan V. Stinchcomb	72	Director of both institutions
William M. Strain	44	Director of both institutions

     Gary D. McGaha has served as President and Chief Executive Officer of the Company and the Bank since their respective inceptions. He has been a resident of Fayette County since 1963 and has been a banker since then. He has served in a senior executive officer capacity at the National Bank of Georgia, Commercial Bank & Trust in Griffin, Citizens Bank & Trust of Fayette County and Heritage Bank prior to becoming the organizing President of Southern Community Bank. From 1991 to 1996, he served as Chief Operations Officer of Citizens Bank & Trust of Fayette County and on two occasions during that period as acting Chief Executive Officer. From 1996 to 1999, he served as County President and as a director at Heritage Bank. He has served as Chairman of the Fayette County Chamber of Commerce twice and has served as a director of Main Street – Fayetteville and a member of the Fayetteville Downtown Development Authority. He is currently a volunteer member of the board of directors of the

Joseph Sams School, and he serves on the state wide board of directors of the Community Bankers Association of Georgia. Mr. McGaha has been a director of the Bank since 2000 and a director of the Company since 2001.

     Fred L. Faulkner serves as Senior Vice President and Senior Lending Officer of the Company and the Bank. Mr. Faulkner began working for the Bank in June of 2000 and has been in banking since 1986. Prior to joining the Bank, he served as a construction lender for Georgia Federal Bank from 1986 through 1989. He then managed the Southern Metro Atlanta real estate lending operation for First Union National Bank from 1989 to 1991 before joining Citizens Bank & Trust. He served as Senior Vice President and Senior Lending Officer at Citizens through the merger with Newnan Savings Bank and then Branch Bank & Trust in 1999.

     Leslye L. Grindle serves as the Chief Financial Officer of the Company and the Bank and the Chief Operating Officer of the Bank. Ms. Grindle has been with the Bank since January 2000. Prior to joining the Bank she worked in Asset/Liability Management and Operations for the Bankers Bank in Atlanta, Georgia from April 1997 to February 1999. Before that Ms. Grindle was a Vice President managing operations and accounting for Citizens Bank and Trust of Fayette County from July 1991 to January 1997.

     James S. Cameron is a resident of Jonesboro, Georgia. Mr. Cameron is a graduate of the University of Georgia and the University of Georgia School of Law in Athens, Georgia. Mr. Cameron served as a real estate attorney from 1980 through 1999 with the law firm of McNally, Fox & Cameron, P.C. located in Fayetteville, Georgia. Since 1994, Mr. Cameron has been a partner and the President of Cameron Development Corporation, a real estate development corporation located in Jonesboro, Georgia. Mr. Cameron has been a director of the Bank since 2000 and a director of the Company since 2001.

     George R. Davis, Sr. is a resident of Fayetteville, Georgia. From 1957 to 1961, Mr. Davis was employed in sales at Judson Smith General Merchandise. From 1961 to 1965, Mr. Davis was the owner of Ronald Davis Carpets and since 1965 he has been the owner of Smith & Davis Fabric & Clothing, Inc., a business which engages in merchandise sales. Mr. Davis presently serves as President of Smith & Davis Fabric & Clothing, Inc. Mr. Davis has been a director of the Bank since 2000 and a director of the Company since 2001.

     Robert B. Dixon, Jr. is a resident of Fayetteville, Georgia, and a graduate of the University of Georgia in Athens, Georgia. Mr. Dixon is a home builder and developer and holds a 51% interest and serves as President for the following entities: Chris Dixon & Associates, Inc.; Mike Harrell & Associates, Inc.; Gary Alford and Associates, Inc.; and Dixon-Alley Builders, Inc. Mr. Dixon also holds a 26% interest in Steve Alley & Associates, Inc. From 1992 to 1998, Mr. Dixon served as a director of Citizens Bank & Trust of Fayette County. Mr. Dixon has been a director of the Bank since 2000 and a director of the Company since 2001.

     Richard J. Dumas is a resident of Fayetteville, Georgia. From January 1968 to the present, Mr. Dumas has been the President and Chief Executive Officer of J&R Clothing, Inc. which owns retail clothing stores. Mr. Dumas has been a director of the Bank since 2000 and a director of the Company since 2001.

     William Wayne Leslie is a resident of Griffin, Georgia, and a graduate of Auburn University in Auburn, Alabama. Since March 1990, Mr. Leslie has been an owner in Leslie Contracting, Inc., a corporation which engages in general contracting. He also serves as Chief Executive Officer of Leslie Contracting, Inc. Since March 1998, Mr. Leslie has been the owner of Leslie Environmental Inc. and its subsidiaries, which are in the business of specialty contractors and consultants. Mr. Leslie also serves as Chief Executive Officer of Leslie Environmental Inc. Mr. Leslie has been a director of the Bank since 2000 and a director of the Company since 2001.

     Thomas D. Reese serves as Chairman of the Board of the Company and the Bank. Mr. Reese is a resident of Fayetteville, Georgia and a graduate of Georgia State University in Atlanta, Georgia. Mr. Reese was licensed in Georgia as an insurance agent from 1974 to 1991. Since 1990, Mr. Reese has been the owner of Reese Builders & Developers, Inc. where he serves as President. Since 1986, Mr. Reese has been a partner in Metro South Development (shopping strip business) and he has been a partner in Hanners & Reese, Partnership since 1990 (office building business). Since 1995, he has been an owner in Tyler Restaurant Properties, Inc. (restaurant property business) where he serves as President. Mr. Reese served as a director of Citizens Bank & Trust of Fayette County from 1990 to 1998. Mr. Reese has been a director of the Bank since 2000 and a director of the Company since 2001.

     Dan V. Stinchcomb is a resident of Fayetteville, Georgia. Since 1970, Mr. Stinchcomb has been a builder and developer of real estate. Mr. Stinchcomb has been a director of the Bank since 2000 and a director of the Company since 2001.

     Dr. William M. Strain is a resident of Fayetteville, Georgia. From June 1, 2001 to the present Dr. Strain has worked as a physician for Digestive Healthcare of Georgia. From June 30, 1989 to June 1, 2001 Dr. Strain practiced medicine in the field of gastroenterology at the Fayette Medical Clinic of which he was a partner. Dr. Strain has been a director of the Bank since 2000 and a director of the Company since 2001.

     At this time the Company’s common stock (its only class of stock) is not registered under the Securities Exchange Act of 1934 (the “Exchange Act”), so its directors and executive officers are not subject to the reporting requirements of Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

     The following table provides information with respect to the annual compensation for services in all capacities for 1999, 2000 and 2001 for our Chief Executive Officer and our Senior Vice President/Senior Lending Officer. No other officer earned more than $100,000 in 2001. Because Southern Community Bank was reorganized into a holding company effective January 1, 2002, the figures represent compensation received for services rendered to Southern Community Bank.

	Annual compensation (1)					Long-term
						compensation
				Other
				Annual		Securities
Name and principal				Compen-		Underlying options	All other compen-
position	Year	Salary (2)	Bonus	sation		granted	sation

Gary D. McGaha	2002	$130,200	$22,279	$13,650	(3)	0	0
President and Chief	2001	$124,000	$2,000	$7,300	(3)	10,000	0
Executive Officer	2000	$113,000	0	0		0	0
Fred L. Faulkner	2002	$100,000	$11,700	$6,877	(4)	0	0
Senior Vice President and	2001	$95,400	$1,700	$6,000	(4)	3,333	0
Senior Lending Officer	2000	$90,300	0	0		0	0

(1)  In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include medical, group life insurance or other benefits that are available to all salaried employees and certain perquisites and other benefits, securities or property that do not exceed the lesser of $50,000 or 10% of the officer’s salary and bonus shown in the table.

(2)  Includes deferred compensation made at the individual’s election pursuant to the Company’s 401(k) Plan.

(3)  Includes directors’ fees an automobile allowance and 401(k) matching amounts.

(4)  Includes an automobile allowance and 401(k) matching amounts.

     There were no options granted to either Mr. McGaha or to Mr. Faulkner during 2002 and neither individual exercised any options during 2002. The following table provides information regarding exercisable and unexercisable stock options held as of December 31, 2002 by Messrs. McGaha and Faulkner.

Aggregate/year-end option values

Number of securities
	underlying	Value of unexercised
	unexercised options	in-the-money options
	granted at year-end (1)	at year-end (1)
Name	exercisable/unexercisable	exercisable/unexercisable

Gary D. McGaha	3,333/6,667	$833.33/$1,666.75
Fred L. Faulkner	1,111/2,222	$277.75/$555.50

(1)	There was no public trading market for the Company’s common stock as of December 31, 2002. Accordingly, these values have been calculated by determining the difference between the estimated fair market value of the Company’s common stock underlying the option as of December 31, 2002 ($12.50 per share) and the exercise price per share payable upon exercise of such options ($12.25 per share). In determining the fair market value of our common stock, our Board of Directors used the per share price of the Company’s public offering of common stock, which ended January 31, 2003.

Compensation of Directors

     Directors of the Bank receive $500 monthly for Board meetings, $200 monthly for loan committee, $200 for each executive committee meeting, and $50 for each of the following committees: investment, technology and audit. A total of 90,000 options were granted to directors, all dated November 20, 2001. Each option granted the holder the right to purchase one share of the Bank’s common stock for $12.25. The options expire in 2011 and were 100% vested upon issuance. The options were assumed by the Company when the Bank reorganized into a holding company structure on January 1, 2002.

Employment Contracts and Termination of Employment, and Change in Control Arrangements

Gary McGaha employment agreement

     On January 1, 2001 the Bank entered into an employment agreement with its President and Chief Executive Officer, Gary D. McGaha. The agreement had an initial term of three years and is automatically extended for an additional year on each anniversary unless either party gives the other six months notice.

     Mr. McGaha’s initial annual base salary was $114,000. Mr. McGaha is entitled to receive annually an increase (but in no event a decrease) in salary as may be determined by the Bank’s Board of Directors. In addition to his salary, Mr. McGaha is eligible for such incentives and discretionary bonuses as may be authorized by the Board of Directors to the Bank’s key management employees. The incentive compensation shall be based on meeting or exceeding the attainment of certain business goals to be established by the Board of Directors, including the following:

First Year	$10,000 bonus based on attaining $18,000,000 in assets by June 2, 2001 (12 months from the opening of the Bank).
Second Year	$10,000 bonus based on attaining $30,000,000 in assets by June 2, 2002 (24 months from opening of the Bank).
Third Year	$15,000 bonus based on growth and earnings performance conducive to safety and soundness to be determined by the Board of Directors.

Fourth Year	$15,000 bonus based on growth and earnings performance conducive to safety and soundness to be determined by the Board of Directors.
Fifth Year	$15,000 bonus based on growth and earnings performance conducive to safety and soundness to be determined by the Board of Directors.

     Mr. McGaha is also entitled to receive such additional benefits as the Bank’s Board of Directors may determine in its discretion to be commensurate with a de novo bank in a similar environment.

     If the Bank terminates Mr. McGaha’s employment other than upon death or disability or for cause then it will pay to Mr. McGaha severance compensation equal to Mr. McGaha’s base salary then in effect, which shall be paid over a one-year period of time. Mr. McGaha will also be entitled to insurance benefits equal to those being received on the termination date for a 12 month period of time or until Mr. McGaha becomes employed by another employer, whichever is shorter.

     If the Bank experiences a change in control and as a result of such change in control Mr. McGaha either:

•	is terminated (except for cause) during the one year period after the change in control and before Mr. McGaha reaches the age of 75; or

•	resigns after an adverse change in duties or salary during the one year period after the change in control then Mr. McGaha shall be entitled to receive severance compensation in an amount equal to 150% of his base salary then in effect in a lump sum within 14 days following the termination or resignation.

     The employment agreement also contains restrictions on the ability of Mr. McGaha to compete with the Bank for a period of one year following the date of termination for any reason whatsoever. He is also restricted on the disclosure and use of the Bank’s confidential information and trade secrets. In addition, he is restricted in his ability to solicit Bank employees or Bank customers with whom he had material contact during the one-year period immediately preceding the termination of his employment.

Fred Faulkner employment agreement

     On January 1, 2001 the Bank entered into an employment agreement with its Senior Vice President and Chief Lending Officer, Fred L. Faulkner. The agreement had an initial term of two years and is automatically extended for an additional year on each anniversary unless either party gives the other six months notice.

     Mr. Faulkner’s initial annual base salary was $95,400. Mr. Faulkner is entitled to receive annually an increase (but in no event a decrease) in salary as may be determined by the Bank’s President and approved by the Board of Directors. In addition to his salary, Mr. Faulkner is eligible for such incentives and discretionary bonuses as may be authorized by the Board of Directors to the Bank’s key management employees. The incentive compensation shall be based on meeting or exceeding the attainment of certain business goals to be established by the Bank’s President and its Board of Directors.

     Mr. Faulkner is also entitled to receive such additional benefits as the Bank’s Board of Directors may determine in its discretion to be commensurate with a de novo bank in a similar environment.

     If the Bank terminates Mr. Faulkner’s employment other than upon death or disability or for cause then it will pay to Mr. Faulkner severance compensation equal to Mr. Faulkner’s base salary then in effect, which shall be paid over a one-year period of time. Mr. Faulkner will also be entitled to insurance benefits equal to those being received on the termination date for a 12 month period of time or until Mr. Faulkner becomes employed by another employer, whichever is shorter.

     If the Bank experiences a change in control and as a result of such change in control Mr. Faulkner either:

•	is terminated (except for cause) during the one year period after the change in control and before Mr. Faulkner reaches the age of 72; or

•	resigns after an adverse change in duties or salary during the one year period after the change in control then Mr. Faulkner shall be entitled to receive severance compensation in an amount equal to 150% of his base salary then in effect in a lump sum within 14 days following the termination or resignation.

     The employment agreement also contains restrictions on the ability of Mr. Faulkner to compete with the Bank for a period of one year following the date of termination for any reason whatsoever. He is also restricted on the disclosure and use of the Bank’s confidential information and trade secrets. In addition, he is restricted in his ability to solicit Bank employees or Bank customers with whom he had material contact during the one-year period immediately preceding the termination of his employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of January 31, 2003, the amount and percentage of the Company’s common stock beneficially owned by each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of the Company.

Name and Address	Common Stock	Percentage of Outstanding
of Beneficial Owner	Beneficially Owned	Common Stock

Mark Wurster	100,006 (1)	6.89%
1034 Antioch Road
Fayetteville, Georgia 30215

     The following table sets forth the beneficial ownership of our common stock as of January 1, 2003, by each director, our Chief Executive Officer, and Senior Vice President, and all of our directors and our Chief Executive Officer, and Senior Vice President as a group.

	Number of shares of
Name and address	common stock
of beneficial owner	beneficially owned (1)		Percentage

Gary D. McGaha	18,513	(2)	1.27%
130 Brittany Chase Fayetteville, Georgia 30214
Fred L. Faulkner	14,321	(3)	0.99%
135 Park View Fayetteville, Georgia 30215
James S. Cameron	53,500	(4)	3.66%
8666 Shoreline Drive Jonesboro, Georgia 30236
George R. Davis, Sr.	57,900	(4)	3.96%
365 Ebenezer Road Fayetteville, Georgia 30215
Robert B. Dixon, Jr.	86,100	(4)(5)	5.89%
105 Meetinghouse Road Fayetteville, Georgia 30215
Richard J. Dumas	106,000	(4)(6)	7.26%
390 Birkdale Drive Fayetteville, Georgia 30215

	Number of shares of
Name and address	common stock
of beneficial owner	beneficially owned (1)		Percentage

William Wayne Leslie	55,900	(4)(7)	3.83%
5451 W. McIntosh Road Griffin, Georgia 30223
Thomas D. Reese	95,205	(4)(8)	6.31%
152 Hampton Road Fayetteville, Georgia 30215
Dan V. Stinchcomb	60,750	(4)	4.16%
218 Ebenezer Road Fayetteville, Georgia 30215
William M. Strain	46,000	(4)(9)	3.15%
190 Old Highway 85 Fayetteville, Georgia 30215
All directors and named executive officers as a whole (10 individuals)	594,189		38.45%

(1)	On a fully-diluted basis, except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information shown above is based upon information furnished by the named persons and based upon “beneficial ownership” concepts set forth in rules promulgated under the Exchange Act. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. In accordance with SEC rules, percentages were calculated based on the amount of outstanding shares plus, for each such person or group, any shares that person or group has the right to acquire within 60 days through stock options.

(2)	With respect to Mr. McGaha, beneficial ownership as reported in the table includes 3,333 incentive stock options that are exercisable and 7,000 shares of the Company’s Common Stock held in Mr. McGaha’s IRA account.

(3)	Includes 6,000 shares of our common stock held by Mr. Faulkner’s wife and 1,111 incentive stock options that are currently exercisable. Mr. Faulkner disclaims ownership of the shares held by his wife.

(4)	Includes options to purchase 10,000 shares of common stock issued pursuant to the Bank’s 2001 Directors Stock Option Plan and assumed by the Company when the Bank reorganized into a holding company structure effective January 1, 2002.

(5)	With respect to Mr. Dixon, beneficial ownership as reported in the table includes 29,824 shares of the Company’s Common Stock held in Mr. Dixon’s IRA account, 14,400 shares of the Company’s Common Stock held in the name of Chris Dixon & Associates, Inc. Profit Sharing Plan, and 4,528 shares held in an IRA account by Mr. Dixon’s wife. Mr. Dixon disclaims ownership of shares held by his wife.

(6)	With respect to Mr. Dumas, beneficial ownership as reported in the table includes 16,000 shares of the Company’s Common Stock held in the name of J&R Clothing, Inc. Profit Sharing Plan.

(7)	With respect to Mr. Leslie, beneficial ownership as reported in the table includes 2,500 shares of the Company’s Common Stock held in Mr. Leslie’s IRA account and 6,000 shares of the Company’s Common Stock held in the name of Leslie Contracting, Inc.

(8)	With respect to Mr. Reese, beneficial ownership as reported in the table includes 31,600 shares of the Company’s Common Stock held in Mr. Reese’s IRA account.

(9)	With respect to Mr. Strain, beneficial ownership as reported in the table includes 5,000 shares of the Company’s Common Stock held in Mr. Strain’s IRA account.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain of the directors and executive officers of the Company, members of their families and companies or firms with which they are associated, were customers of and had banking transactions with Southern Community Bank in the ordinary course of business during fiscal year 2001, and such transactions are expected to continue in the future. All loans and commitments to loan included in these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than a nominal risk of collectibility or present other unfavorable features. None of the loans outstanding to directors or officers of the Company, members of their families or companies or firms with which they are associated were non-performing as of December 31, 2001. Total loans outstanding to all directors and executive officers of the Company and Southern Community Bank, or affiliates of such persons (including members of the immediate families of such persons or companies in which such persons had a 10% or more beneficial interest), amounted to an aggregate of $6,025,080 at December 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as a part of or incorporated by reference in this report.

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)

Exhibit Number	Description

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)
10.1	2001 Incentive Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*
10.2	Employment Agreement between Gary D. McGaha and Southern Community Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*
10.3	Employment Agreement between Fred L. Faulkner and Southern Community Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*
10.4	Agreement for the Sale and Purchase of Real Estate between Southern Community Bank and Peachtree City Holdings, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)
21	Subsidiaries of the Registrant
99.1	Certificate of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certificate of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Denotes a management contract or compensatory plan or arrangement.

     (b)  There were no reports on Form 8-K filed by the Company during the fourth quarter of 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), are effective. This conclusion was reached after an evaluation of these controls and procedures within 90 days of the filing of this Report.

(b)	Changes in internal controls

We are not aware of any significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after December 31, 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC. (Registrant)

Date: March 27, 2003	By:	/s/ Gary D. McGaha

/s/ Gary D. McGaha President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gary D. McGaha Gary D. McGaha Chief Executive Officer And Director [Principal Executive Officer]	Date: March 27, 2003

/s/ Leslye L. Grindle Leslye L. Grindle Chief Financial Officer [Principal Financial Officer and Principal Accounting Officer]	Date: March 27, 2003

James S. Cameron, Director	Date: March , 2003

/s/ George R. Davis George R. Davis, Sr., Director	Date: March 27, 2003

/s/ Robert B. Dixon, Jr. Robert B. Dixon, Jr., Director	Date: March 27, 2003

Richard J. Dumas, Director	Date: March , 2003

/s/ William Wayne Leslie William Wayne Leslie, Director	Date: March 27, 2003

Thomas D. Reese, Director	Date: March , 2003

/s/ Dan V. Stinchcomb Dan V. Stinchcomb, Director	Date: March 27, 2003

William M. Strain, Director	Date: March , 2003

CERTIFICATION

I, Gary D. McGaha, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Southern Community Bancshares, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Gary D. McGaha
Gary D. McGaha President and Chief Executive Officer

CERTIFICATION

I, Leslye L. Grindle, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Southern Community Bancshares, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Leslye L. Grindle
Leslye L. Grindle Principal Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
EXCHANGE ACT BY NON-REPORTING ISSUERS

A copy of Registrant’s proxy materials for its 2003 accompany this report.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2002

Page

INDEPENDENT AUDITOR’S REPORT	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	F-2
Consolidated statements of income	F-3
Consolidated statements of comprehensive income	F-4
Consolidated statements of shareholders’ equity	F-5
Consolidated statements of cash flows	F-6
Notes to consolidated financial statements	F-7-21

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Southern Community Bancshares, Inc. and Subsidiary
Fayetteville, Georgia

     We have audited the accompanying consolidated balance sheets of Southern Community Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
January 31, 2003

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001

Assets
Cash and due from banks	$3,789,657	$1,404,674
Federal funds sold	—	2,532,000
Securities available-for-sale	22,798,690	13,128,377
Restricted equity securities	141,800	—
Loans	90,921,579	65,723,386
Less allowance for loan losses	1,141,095	803,855

Loans, net	89,780,484	64,919,531
Premises and equipment	3,711,402	3,061,502
Other assets	854,827	699,746

Total assets	$121,076,860	$85,745,830

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$11,879,110	$10,648,677
Interest-bearing	87,629,635	64,046,303

Total deposits	99,508,745	74,694,980
Federal funds purchased	719,000	—
Securities sold under repurchase agreements	3,780,013	2,210,239
Other liabilities	437,099	480,123

Total liabilities	104,444,857	77,385,342

Commitments and contingencies
Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 1,394,567 shares issued and outstanding	15,342,615	—
Common stock, $5 par value; 5,000,000 shares authorized; 810,983 shares issued and outstanding	—	4,054,915
Capital surplus	—	4,050,868
Retained earnings	1,182,008	124,163
Accumulated other comprehensive income	107,380	130,542

Total shareholders’ equity	16,632,003	8,360,488

Total liabilities and shareholders’ equity	$121,076,860	$85,745,830

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Interest income
Loans, including fees	$6,163,831	$4,561,010
Taxable securities	630,261	1,090,711
Nontaxable securities	64,604	—
Federal funds sold	71,215	208,716

Total interest income	6,929,911	5,860,437

Interest expense
Deposits	2,358,621	2,819,354
Other borrowings	34,330	94,342

Total interest expense	2,392,951	2,913,696

Net interest income	4,536,960	2,946,741
Provision for loan losses	359,285	389,000

Net interest income after provision for loan losses	4,177,675	2,557,741

Other income
Service charges on deposit accounts	267,864	148,616
Gain on sale of securities available-for-sale	51,239	235,055
Gain on sale of loans	39,971	—
Other operating income	35,013	67,049

Total other income	394,087	450,720

Other expense
Salaries and employee benefits	1,534,289	1,166,831
Equipment and occupancy expenses	414,900	363,179
Other operating expenses	978,585	632,818

Total other expense	2,927,774	2,162,828

Income before income taxes	1,643,988	845,633
Income taxes	586,143	47,607

Net income	$1,057,845	$798,026

Basic earnings per share	$1.09	$0.98

Diluted earnings per share	$1.08	$0.98

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

Net income	$1,057,845	$798,026

Other comprehensive income (loss):
Unrealized holding gains on securities available-for-sale arising during period, net of tax of $5,274 and $169,331, respectively	8,606	50,538
Reclassification adjustment for gains realized in net income, net of taxes of $19,471 and $89,321, respectively	(31,768)	(145,734)

Other comprehensive loss	(23,162)	(95,196)

Comprehensive income	$1,034,683	$702,830

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001

				Retained	Accumulated
	Capital Stock			Earnings	Other	Total
			Capital	(Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Surplus	Deficit)	Income	Equity

Balance, December 31, 2000	810,983	$4,054,915	$4,050,868	$(673,863)	$225,738	$7,657,658
Net income	—	—	—	798,026	—	798,026
Other comprehensive loss	—	—	—	—	(95,196)	(95,196)

Balance, December 31, 2001	810,983	4,054,915	4,050,868	124,163	130,542	8,360,488
Net income	—	—	—	1,057,845	—	1,057,845
Issuance of common stock	583,584	7,294,800	—	—	—	7,294,800
Stock issuance costs	—	(57,968)	—	—	—	(57,968)
Recapitalization	—	4,050,868	(4,050,868)	—	—	—
Other comprehensive loss	—	—	—	—	(23,162)	(23,162)

Balance, December 31, 2002	1,394,567	$15,342,615	$—	$1,182,008	$107,380	$16,632,003

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001

OPERATING ACTIVITIES
Net income	$1,057,845	$798,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	236,354	208,794
Provision for loan losses	359,285	389,000
Gain on sale of securities available-for-sale	(51,239)	(235,055)
Loss on disposal of equipment	33,506	—
Deferred income taxes	(154,389)	(125,783)
Increase (decrease) in taxes payable	(52,028)	119,446
(Increase) decrease in interest receivable	(41,505)	47,544
Increase in interest payable	18,192	22,750
Net other operating activities	45,820	34,651

Net cash provided by operating activities	1,451,841	1,259,373

INVESTING ACTIVITIES
Purchase of securities available-for-sale	(23,141,976)	(15,846,351)
Proceeds from maturities of securities available-for-sale	6,296,285	7,140,434
Proceeds from sales of securities available-for-sale	7,189,260	17,008,256
Purchase of restricted equity securities	(141,800)	—
Net decrease in federal funds sold	2,532,000	118,000
Net increase in loans	(25,220,238)	(34,235,358)
Purchase of premises and equipment	(919,760)	(203,367)

Net cash used in investing activities	(33,406,229)	(26,018,386)

FINANCING ACTIVITIES
Net increase in deposits	24,813,765	26,814,475
Proceeds from issuance of capital stock	7,294,800	—
Stock issuance costs	(57,968)	—
Net increase in federal funds purchased	719,000	—
Net increase (decrease) in repurchase agreements	1,569,774	(2,603,855)

Net cash provided by financing activities	34,339,371	24,210,620

Net increase (decrease) in cash and due from banks	2,384,983	(548,393)
Cash and due from banks at beginning of year	1,404,674	1,953,067

Cash and due from banks at end of year	$3,789,657	$1,404,674

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$2,374,759	$2,890,946
Cash paid for taxes	$792,560	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Southern Community Bancshares, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, Southern Community Bank (the “Bank”) located in Fayetteville, Fayette County, Georgia. The Bank provides a full range of banking services in its primary market area of Fayette County and the surrounding counties.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, federal funds purchased, securities sold under repurchase agreements and deposits are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $329,000 at December 31, 2002.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect. Equity securities, including restricted equity securities without a readily determinable fair value, are recorded at cost.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans

Loans are reported at their outstanding principal balances less deferred loan fees and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of direct loan origination costs, are deferred and recognized as an adjustment of the yield over the life of the loans using a method which approximates a level yield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loans are returned to accrual status.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Profit-Sharing Plan

Profit-sharing plan costs are based on a percentage of individual employee’s salary, not to exceed the amount that can be deducted for federal income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans

At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,

	2002	2001

Net income, as reported	$1,057,845	$798,026
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	25,563	315,195

Pro forma net income	$1,032,282	$482,831

Earnings per share:
Basic – as reported	$1.09	$0.98

Basic – pro forma	$1.06	$0.60

Diluted – as reported	$1.08	$0.98

Diluted – pro forma	$1.06	$0.60

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist of options to purchase capital stock. The weighted average number of shares outstanding for the years ended December 31, 2002 and 2001 was 969,285 and 810,983, respectively.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

NOTE 2.	SECURITIES

The amortized cost and fair value of securities available-for-sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2002:
U. S. Government and agency securities	$4,067,342	$99,942	$—	$4,167,284
State and municipal securities	3,609,477	24,375	(36,429)	3,597,423
Corporate bonds	1,000,000	—	—	1,000,000
Mortgage-backed securities	13,948,678	107,325	(22,020)	14,033,983

	$22,625,497	$231,642	$(58,449)	$22,798,690

December 31, 2001:
U. S. Government and agency securities	$9,208,051	$209,068	$(15,225)	$9,401,894
Mortgage-backed securities	3,709,774	16,722	(13)	3,726,483

	$12,917,825	$225,790	$(15,238)	$13,128,377

Securities with a carrying value of $4,368,807 and $5,057,829 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SECURITIES (Continued)

The amortized cost and fair value of securities as of December 31, 2002 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Fair	Cost Value

Due from one to five years	$500,000	$504,655
Due from five to ten years	4,567,342	4,662,629
Due after ten years	3,609,477	3,597,423
Mortgage-backed securities	13,948,678	14,033,983

	$22,625,497	$22,798,690

Gains and losses on sales of securities available-for-sale consist of the following:

	Years Ended December 31,

	2002	2001

Gross gains	$51,239	$246,441
Gross losses	—	(11,386)

Net realized gains	$51,239	$235,055

NOTE 3.	LOANS

The composition of loans is summarized as follows:

	December 31,

	2002	2001

Commercial	$11,332,000	$12,198,000
Real estate – construction	27,859,000	19,590,000
Real estate – mortgage	48,522,000	31,894,000
Consumer installment and other	3,334,023	2,151,366

	91,047,023	65,833,366
Deferred loan fees	(125,444)	(109,980)
Allowance for loan losses	(1,141,095)	(803,855)

Loans, net	$89,780,484	$64,919,531

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS (Continued)

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,

	2002	2001

Balance, beginning of year	$803,855	$420,000
Provision for loan losses	359,285	389,000
Loans charged off	(22,045)	(5,145)
Recoveries of loans previously charged off	—	—

Balance, end of year	$1,141,095	$803,855

The following is a summary of information pertaining to impaired loans:

	As of and for the Years Ended
	December 31,

	2002	2001

Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	341,052	49,546

Total impaired loans	$341,052	$49,546

Valuation allowance related to impaired loans	$68,268	$18,517

Average investment in impaired loans	$53,152	$12,620

Interest income recognized on impaired loans	$50	$—

Nonaccrual loans	$341,052	$49,546

Loans past due ninety days or more and still accruing interest	$22,000	$6,000

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2002 are as follows:

Balance, beginning of year	$7,671,549
Advances	2,788,815
Repayments	(4,435,284)

Balance, end of year	$6,025,080

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31

	2002	2001

Land and improvements	$851,096	$389,466
Buildings	2,136,975	2,091,669
Furniture and equipment	1,083,018	877,460
Construction in process (estimated additional costs to complete $575,000)	145,325	—

	4,216,414	3,358,595
Accumulated depreciation	(505,012)	(297,093)

	$3,711,402	$3,061,502

NOTE 5.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $19,788,504 and $14,478,321, respectively. The scheduled maturities of time deposits at December 31, 2002 are as follows:

2003	$45,868,845
2004	7,870,152
2005	1,088,536
2006	175,920
2007	1,989,483

$56,992,936

NOTE 6.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2002 and 2001 were $3,780,013 and $2,210,239, respectively.

NOTE 7.	EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Profit Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were $10,951 for the year ended December 31, 2002. There were no contributions for the year ended December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	STOCK OPTIONS

The Company has a 2001 stock option plan reserving 50,000 shares of capital stock for the granting of options to key employees. These options expire ten years from the grant date and vest in accordance with vesting schedules determined by the Board of Directors.

The Company has a 2001 stock option plan reserving 90,000 shares of capital stock for the granting of options to directors. Option prices reflect the fair market value of the Company’s capital stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

Other pertinent information related to the options as of December 31, 2002 and 2001 is as follows:

	2002		2001

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	113,833	$12.25	—	$—
Granted	—	—	113,833	12.25
Exercised	—	—	—	—

Outstanding at end of year	113,833	$12.25	113,833	$12.25

Options exercisable at end of year	97,944	$12.25	90,000	$12.25
Weighted average fair value of options granted during the year		$ N/A		$5.19

Weighted average life of options outstanding		8.9 years		9.9 years

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended
December 31, 2001

Dividend yield	0.00%
Expected life	10 years
Expected volatility	0.01%
Risk-free interest rate	5.59%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,

	2002	2001

Current	$740,532	$119,446
Deferred	(154,389)	182,217
Change in valuation allowance	—	(254,056)

	$586,143	$47,607

The Company’s income tax differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,

	2002	2001

Income tax at statutory rate	$558,956	$287,515
Tax-exempt interest	(21,965)	—
Disallowed interest	4,873	—
State tax	44,721	15,793
Change in valuation allowance	—	(254,056)
Other items	(442)	(1,645)

Income tax expense	$586,143	$47,607

The components of deferred income taxes are as follows:

	December 31,

	2002	2001

Deferred tax assets:
Loan loss reserves	$317,412	$122,691
Preopening and organization expenses	78,768	79,195
Loan fees	50,587	—

	446,767	201,886

Deferred tax liabilities:
Depreciation	82,547	40,077
Cash basis adjustment for income tax reporting purposes	137,992	89,970
Securities available-for-sale	65,814	80,010

	286,353	210,057

Net deferred tax assets (liabilities)	$160,414	$(8,171)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and commercial letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments as of December 31, 2002 and 2001 is as follows:

	2002	2001

Commercial letters of credit	$773,004	$864,864
Commitments to extend credit	17,510,685	16,784,817

	$18,283,689	$17,649,681

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral would be required in instances which the Company deems necessary.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 11	CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, residential, real estate, and consumer loans to customers in Fayette County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Eighty-four percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the statutory capital, as defined, or approximately $2,526,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2002 approximately $561,000 of retained earnings were available for dividend declaration.

The Company and Bank are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2002 and 2001, the Company and Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)

December 31, 2002:
Total Capital to Risk Weighted Assets	$12,401	12.39%	$8,008	8%	$10,010	10%
Tier I Capital to Risk Weighted Assets	$11,260	11.25%	$4,004	4%	$6,006	6%
Tier I Capital to Average Assets	$11,260	9.18%	$4,905	4%	$6,131	5%
December 31, 2001:
Total Capital to Risk Weighted Assets	$9,034	12.82%	$5,637	8%	$7,047	10%
Tier I Capital to Risk Weighted Assets	$8,230	11.68%	$2,818	4%	$4,228	6%
Tier I Capital to Average Assets	$8,230	9.20%	$3,578	4%	$4,473	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash, Due From Banks and Federal Funds Sold: The carrying amounts of cash, due from banks, and federal funds sold approximate fair values.

Securities: Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

Loans: For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits: The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Funds Purchased and Repurchase Agreements: The carrying amounts of federal funds purchased and securities sold under repurchase agreements approximate their fair values.

Accrued Interest: The carrying amounts of accrued interest approximate their fair values.

Off-Balance Sheet Instruments: Fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair value of the Company’s financial instruments were as follows:

		December 31, 2002			December 31, 2001

		Carrying	Fair		Carrying	Fair
		Amount	Value		Amount	Value

Financial assets:
Cash, due from banks, and federal funds sold	$	3,789,657	$3,789,657	$	3,936,674	$3,936,674
Securities		22,940,490	22,940,490		13,128,377	13,128,377
Loans		89,780,484	91,232,961		64,919,531	66,177,091
Accrued interest receivable		580,033	580,033		538,528	538,528
Financial liabilities:
Deposits		99,508,745	100,491,666		74,694,980	75,761,908
Federal funds purchased		719,000	719,000		—	—
Securities sold under repurchase agreements		3,780,013	3,780,013		2,210,239	2,210,239
Accrued interest payable		301,833	301,833		283,641	283,641

NOTE 14.	SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,

	2002	2001

Professional fees	$91,513	$66,677
Data processing expense	139,588	100,080
Stationery and supplies	67,607	66,761

NOTE 15.	BUSINESS COMBINATION

On January 1, 2002, Southern Community Bancshares, Inc. acquired all of the outstanding common stock of Southern Community Bank in exchange for 810,983 shares of no par value capital stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statements of income, and cash flows of Southern Community Bancshares, Inc. as of and for the year ended December 31, 2002:

CONDENSED BALANCE SHEET

Assets
Cash	$5,232,725
Investment in subsidiary	11,367,365
Other assets	39,913

Total assets	$16,640,003

Liabilities	$8,000
Shareholders’ equity	16,632,003

Total liabilities and shareholders’ equity	$16,640,003

CONDENSED STATEMENT OF INCOME

Income
Dividends from subsidiary	$92,927
Expenses, other	105,034

Loss before income tax benefits and equity in undistributed income of subsidiary	(12,107)
Income tax benefits	(39,913)

Income before equity in undistributed income of subsidiary	27,806
Equity in undistributed income of subsidiary	1,030,039

Net income	$1,057,845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENT OF CASH FLOWS

OPERATING ACTIVITIES
Net income	$1,057,845
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(1,030,039)
Other operating activities	(31,913)

Net cash used in operating activities	(4,107)

INVESTING ACTIVITIES
Capital infusion in subsidiary	(2,000,000)

FINANCING ACTIVITIES
Proceeds from issuance of capital stock	7,294,800
Stock issuance costs	(57,968)

Net cash provided by financing activities	7,236,832

Net increase in cash	5,232,725
Cash at beginning of year	—

Cash at end of year	$5,232,725