Form 10QSB
period 2003-03-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2003-05-15
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

X	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number: 333-86082

SOUTHERN COMMUNITY BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58 — 2639705

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 North Jeff Davis Drive, Fayetteville, Georgia 30214

(Address of principal executive office)

(770) 461-4365

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of May 7, 2003: 1,450,983; no par value

Transitional Small Business Disclosure Format                      Yes    No X

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

INDEX

Page

Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet as of March 31, 2003	3
Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2003 and 2002	4
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2003 and 2002	5
Consolidated Statements of Cash Flows For The Three Months Ended March 31, 2003 and 2002	6
Notes to Consolidated Financial Statements	7 - 8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3. Controls and Procedures	13
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15
Certifications	16-21

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
March 31, 2003

2003

Assets
Cash and due from banks	$4,547,528
Federal funds sold	8,431,000
Securities available-for-sale	22,035,177
Restricted equity securities	288,900
Loans	92,774,509
Less allowance for loan losses	1,161,096

Loans, net	91,613,413
Premises and equipment	4,060,166
Other assets	1,152,631

Total assets	$132,128,815
Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$13,126,639
Interest-bearing	96,692,566

Total deposits	109,819,205
Securities sold under repurchase agreements	3,794,291
Other liabilities	777,551

Total liabilities	114,391,047

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 1,450,983 shares issued and outstanding	16,047,815
Retained earnings	1,497,129
Accumulated other comprehensive income	192,824

Total shareholders’ equity	17,737,768

Total liabilities and shareholders’ equity	$132,128,815

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2003 and 2002

	2003	2002

Interest income
Loans, including fees	$1,702,229	$1,353,390
Taxable securities	139,735	178,962
Nontaxable securities	40,627	638
Federal funds sold	12,567	15,024

Total interest income	1,895,158	1,548,014

Interest expense
Deposits	614,819	572,806
Other borrowings	9,270	8,288

Total interest expense	624,089	581,094

Net interest income	1,271,069	966,920
Provision for loan losses	70,000	42,000

Net interest income after provision for loan losses	1,201,069	924,920

Other income
Service charges on deposit accounts	88,813	55,359
Gain on sale of securities available-for-sale	—	7,417
Gain on sale of loans	21,113	—
Other operating income	6,676	11,669

Total other income	116,602	74,445

Other expenses
Salaries and employee benefits	441,352	344,438
Equipment and occupancy expenses	113,651	103,344
Other operating expenses	254,409	252,178

Total other expenses	809,412	699,960

Net income before income taxes	508,259	299,405
Income tax expense	193,138	113,816

Net income	$315,121	$185,589

Basic earnings per share	$0.22	$0.23

Diluted earnings per share	$0.22	$0.23

Dividends declared per share	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2003 and 2002

	2003	2002

Net income	$315,121	$185,589

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	85,444	(76,016)
Reclassification adjustment for gains realized in net income, net of tax	—	(4,599)

Other comprehensive income (loss)	85,444	(80,615)

Comprehensive income	$400,565	$104,974

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002

	2003	2002

OPERATING ACTIVITIES
Net income	$315,121	$185,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,596	59,406
Provision for loan losses	70,000	42,000
Gain on sale of securities available-for-sale	—	(7,417)
Decrease in interest receivable	17,555	70,445
Increase (decrease) in interest payable	3,355	(43,715)
Net other operating activities	(30,630)	(27,300)

Net cash provided by operating activities	438,997	279,008

INVESTING ACTIVITIES
Purchase of securities available-for-sale	(2,286,578)	(1,214,187)
Proceeds from maturities of securities available-for-sale	3,187,903	444,756
Proceeds from sales of securities available-for-sale	—	695,418
Purchase of restricted equity securities	(147,100)	—
Net increase in federal funds sold	(8,431,000)	(1,968,000)
Net increase in loans	(1,902,929)	(5,616,721)
Purchase of premises and equipment	(412,360)	(48,251)

Net cash used in investing activities	(9,992,064)	(7,706,985)

FINANCING ACTIVITIES
Net increase in deposits	10,310,460	8,871,813
Proceeds from issuance of capital stock	705,200	—
Net decrease in federal funds purchased	(719,000)	—
Net increase in repurchase agreements	14,278	356,580

Net cash provided by financing activities	10,310,938	9,228,393

Net increase in cash and due from banks	757,871	1,800,416
Cash and due from banks at beginning of year	3,789,657	1,404,674

Cash and due from banks at end of year	$4,547,528	$3,205,090

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

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Net income, as reported
Deduct: Total stock-based employee compensation expense determined under fair value based	$315,121	$185,589
Method for all awards, net of related tax effects

Pro forma net income	$315,121	$185,589

Earnings per share:
Basic — as reported	$ 0.22	$ 0.23

Basic — pro forma	$ 0.22	$ 0.23

Diluted — as reported	$ 0.22	$ 0.23

Diluted — pro forma	$ 0.22	$ 0.23

NOTE 3. EARNINGS PER CAPITAL SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the periods ended March 31, 2003 and 2002.

	Three Months Ended
	March 31,

	2003	2002

Net income	$315,121	$185,589

Weighted average capital shares outstanding	1,433,994	810,983
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	7,207	—

Total weighted average capital shares and Capital stock equivalents outstanding	1,441,201	810,983

Diluted earnings per capital share	$0.22	$0.23

NOTE 4. COMMON STOCK OFFERING

The Company completed its capital stock offering of 640,000 shares of capital stock in its secondary stock offering which concluded on January 31, 2003.

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

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

FINANCIAL CONDITION

Total assets increased $11.1 million from $121.1 million to $132.1 million, or 9.1% for the three months ended March 31, 2003. The increase in total assets in 2003 is slightly more than the 9.3 million growth for the same period in 2002. The growth in both years continues to be funded primarily by increases in total deposits, which increased by $10.4 million and $8.9 million, respectively. The net increase in total assets for the three months ended March 31, 2003 consisted primarily of an increase of $1.9 million in total loans and an increase in Federal funds sold of $8.4 million. The loan to deposit ratio at March 31, 2003 was 84% compared to 91% at December 31, 2002. The decrease in the loan to deposit ratio as compared to December 31, 2002 is due to total loans increasing by only $1.9 million and total deposits increasing by $10.4 million.

Stockholders’ equity increased by $1.1 million for the three months ended March 31, 2003. This net increase consists of net income of $315,121, an increase in unrealized gains on securities of $85,000, and proceeds from our stock offering of $705,000. We sold the offering maximum of 640,000 shares by the expiration date of January 31, 2003.

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

At March 31, 2003, the Bank’s liquidity ratio was 24.88% which is above the Bank’s target ratio of 20%.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2003, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at March 31, 2003 are as follows:

		Regulatory
		Minimum
	Bank	Requirement

Leverage Capital Ratio	8.80%	4.00%
Risk-Based Capital Ratios
Core Capital	11.25%	4.00%
Total Capital	12.38%	8.00%

Upon completion of our first branch facility in Peachtree City, we plan to open for business during the second quarter of 2003. In addition, we are currently negotiating the purchase of land for a second branch.

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $304,000 for the three month period ended March 31, 2003 compared to the same period in 2002. The increase in net interest income is attributable to an increase in earning assets of $34.6 million as compared to March 31, 2002. Loans increased during this period by $21.4 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $26.3 million, which included an increase of $27.5 million in interest-bearing deposits and a decrease of $1.2 million in non-interest bearing deposits. The increase in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the three months ended March 31, 2003 is approximately 7.51% as compared to 8.03% for the same period in 2002. The yield on total interest earning assets for the three months ended March 31, 2003 was 6.49% compared to

7.46% for the same period in 2002, or a decrease of 97 basis points. The rate paid on interest bearing liabilities for the same periods decreased by 72 basis points to 2.75% from 3.47%. These decreases in yields are directly related to the decline in interest rates over the past two years.

Due to the continued decrease in interest rates and increased volume of loans and deposits at their respective current yields, the net interest margin decreased to 4.35% at March 31, 2003 as compared to 4.66% at March 31, 2002. We utilize floors on many of our adjustable rate loans to minimize the impact of changing rates.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $70,000 was made during the three month period ending March 31, 2003 based upon this evaluation process as compared to $42,000 for the same period in 2002. The allowance for loan loss as a percentage of total loans was 1.25% at March 31, 2003, 1.25% at December 31, 2002, and 1.19% at March 31, 2002. Management believes the allowance for loan loss at March 31, 2003 is adequate to meet any foreseeable losses in the loan portfolio. The increase in the provision in 2003 as compared to 2002 is due to an additional provision of $50,000 related to a partial charge-off of a real estate loan realized during the first quarter of 2003. The remaining portion of the loan loss makes up the majority of the increase in non-accrual loans.

At March 31, 2003 and 2002, nonaccrual, past due, and restructured loans were as follows:

	March 31,	March 31,
	2003	2002

	(Dollars in thousands)
Total nonaccruing loans	$336	$32
Loans contractually past due ninety days or more as to interest or principal payments and still accruing
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
Average amount of loans outstanding	$91,934	$68,327

Balance of allowance for loan losses at beginning of period	$1,141	$804
Loans charged off
Commercial and financial	—	—
Real estate	(50)	—
Installment	—	—

	(50)	(-)

Loans recovered
Commercial and financial	—	—
Real estate	—	—
Installment	—	—

Net charge-offs	(50)	(-)

Additions to allowance charged to operating expense during period	70	42

Balance of allowance for loan losses at end of period	1,161	846

Ratio of net loans charged-off during the period to average loans outstanding	0.05%	0.0%

Other Income. Other income increased by $42,000 for the three months ended March 31, 2003 compared to the same period in 2002. The most significant difference was an increase in service charges on deposit accounts of $33,000 which is directly related to the growth in deposit accounts. Gains on sales of securities decreased $7,000 for the three months ended March 31, 2003, while gains on sales of loans increased $21,000 for the same period. This increase was offset by a decrease of $4,000 related to income received from a third party brokerage arrangement.

Other Expenses. Other expenses increased by $109,000 for the three months ended March 31, 2003 as compared to the same period in 2002. The most significant increases in 2003 are increases of $97,000 in salaries and employee benefits and $10,000 in equipment and occupancy expenses for the three month period ended March 31, 2003. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees. At March 31, 2003, the number of full-time equivalent employees was 37 compared to 28 at March 31, 2002. The increase in equipment and occupancy expenses is directly related to equipment purchases for new employees.

Income Taxes. Income tax expense increased by $66,000 for the three months ended March 31, 2003 as compared to 2002. The effective tax rate for 2003 and 2002 was 38%.

Net Income. Net income increased by $129,000 for the three months ended March 31, 2003 as compared to the same period in 2002. The primary reason for the increase in net income for the three months ended March 31, 2003 as compared to the same period in 2002 is the increase in net interest income.

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

PART II — Other Information

Item 6. Exhibits

99.3	Section 906 CEO Certification
99.4	Section 906 CFO Certification

     Exhibits and Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.

Date:	May 14, 2003	/s/ Gary McGaha Gary McGaha President and Director

Date	May 14, 2003	/s/ Leslye Grindle Leslye Grindle Vice President and Chief Financial Officer

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gary McGaha, President and C.E.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Southern Community Bancshares, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May	14, 2003

/s/ Gary McGaha Gary McGaha, President and Chief Executive Officer

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Leslye Grindle, C.F.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Southern Community Bancshares, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May	14, 2003

/s/ Leslye Grindle Leslye Grindle, Vice President and Chief Financial Officer