Form 10QSB
period 2003-06-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2003-08-14
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of August 1, 2003: 1,450,983; no par value

Transitional Small Business Disclosure Format   Yes   ☐   No   ☒

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

INDEX

Page

Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet as of June 30, 2003	3
Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002	4
Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2003 and 2002	5
Consolidated Statements of Cash Flows For The Six Months Ended June 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7-8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3. Controls and Procedures	13
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15
Certifications	16-21

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 30, 2003

Assets	2003

Cash and due from banks	$4,526,364
Federal funds sold	12,366,000
Securities available-for-sale	36,035,020
Restricted equity securities	288,900
Loans	101,920,008
Less allowance for loan losses	1,220,913

Loans, net	100,699,095
Premises and equipment	4,574,442
Other assets	946,598

Total assets	$159,436,419

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$16,499,755
Interest-bearing	120,762,691

Total deposits	137,262,446
Securities sold under repurchase agreements	3,647,360
Other liabilities	408,393

Total liabilities	141,318,199

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 1,450,983 shares issued and outstanding	16,047,815
Retained earnings	1,843,057
Accumulated other comprehensive income	227,348

Total shareholders’ equity	18,118,220

Total liabilities and shareholders’ equity	$159,436,419

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2003 and 2002

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest income
Loans, including fees	1,836,952	1,449,511	3,539,181	2,802,901
Taxable securities	154,050	163,905	293,785	342,867
Nontaxable securities	44,568	6,566	85,195	7,204
Federal funds sold	24,239	8,655	36,806	23,678

Total interest income	2,059,809	1,628,637	3,954,967	3,176,650

Interest expense
Deposits	683,889	555,417	1,298,707	1,128,223
Other borrowings	8,390	9,388	17,660	17,676

Total interest expense	692,279	564,805	1,316,367	1,145,899

Net interest income	1,367,530	1,063,832	2,638,600	2,030,751
Provision for loan losses	85,000	50,000	155,000	92,000

Net interest income after provision for loan losses	1,282,530	1,013,832	2,483,600	1,938,751

Other income
Service charges on deposit accounts	82,294	68,464	171,107	123,823
Gain on sale of securities available-for-sale	40,801	330	40,801	7,747
Gain on sale of loans	—	—	21,113	—
Other operating income	13,246	12,119	19,922	23,788

Total other income	136,341	80,913	252,943	155,358

Other expenses
Salaries and employee benefits	483,461	370,802	924,814	715,240
Equipment and occupancy expenses	130,453	110,750	244,104	214,094
Other operating expenses	299,279	238,906	553,688	491,084

Total other expenses	913,193	720,458	1,722,606	1,420,418

Net income before income taxes	505,678	374,287	1,013,937	673,691
Income tax expense	159,750	142,199	352,888	256,015

Net income	345,928	232,088	661,049	417,676

Basic earnings per share	0.24	0.29	0.46	0.52

Diluted earnings per share	0.24	0.29	0.46	0.52

Dividends declared per share	—	—	—	—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2003 and 2002

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$345,928	$232,088	$661,049	$417,676

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	61,126	62,584	146,571	(13,433)
Reclassification adjustment for gains realized in net income, net of tax	(26,602)	(205)	(26,602)	(4,803)

Other comprehensive income (loss)	34,524	62,379	119,969	(18,236)

Comprehensive income	$380,452	$294,467	$781,018	$399,440

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002

	2003	2002

OPERATING ACTIVITIES
Net income	$661,049	$417,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	138,364	125,884
Provision for loan losses	155,000	92,000
Gain on sale of securities available-for-sale	(40,801)	(7,747)
Decrease (increase) in interest receivable	(58,728)	56,462
Increase (decrease) in interest payable	35,656	(45,635)
Net other operating activities	(130,102)	(145,830)

Net cash provided by operating activities	760,438	492,810

INVESTING ACTIVITIES
Purchase of securities available-for-sale	(19,058,762)	(1,981,225)
Proceeds from maturities of securities available-for-sale	5,501,397	2,278,235
Proceeds from sales of securities available-for-sale	514,500	3,702,449
Purchase of restricted equity securities	(147,100)	—
Net increase in federal funds sold	(12,366,000)	(1,388,000)
Net increase in loans	(11,073,611)	(12,335,628)
Purchase of premises and equipment	(1,001,403)	(594,167)

Net cash used in investing activities	(37,630,979)	(10,318,336)

FINANCING ACTIVITIES
Net increase in deposits	37,753,701	13,157,979
Proceeds from issuance of capital stock	705,200	—
Net decrease in federal funds purchased	(719,000)	—
Net Increase (decrease) in repurchase agreements	(132,653)	1,507,149

Net cash provided by financing activities	37,607,248	14,665,128

Net increase in cash and due from banks	736,707	4,839,602
Cash and due from banks at beginning of year	3,789,657	1,404,674

Cash and due from banks at end of year	$4,526,364	$6,244,276

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

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$345,928	$232,088	$661,049	$417,676
Deduct: Total stock-based employee compensation expense determined under fair value based Method for all awards, net of related tax effects

Pro forma net income	$345,928	$232,088	$661,049	$417,676

Earnings per share:
Basic — as reported	$0.24	$0.29	$0.46	$0.52

Basic — pro forma	$0.24	$0.29	$0.46	$0.52

Diluted — as reported	$0.24	$0.29	$0.46	$0.52

Diluted — pro forma	$0.24	$0.29	$0.46	$0.52

NOTE 3.	EARNINGS PER CAPITAL SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the periods ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$345,928	$232,088	$661,049	$417,676

Weighted average capital shares outstanding	1,450,983	810,983	1,442,536	810,983
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	5,261	—	6,750	—

Total weighted average capital shares and Capital stock equivalents outstanding	1,456,244	810,983	1,449,286	810,983

Diluted earnings per capital share	$0.24	$0.29	$0.46	$0.52

Note 4.	Recent Developments

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are to be applied to guarantees issued or modified after December 31, 2002. As of June 30, 2003, the interpretation has not had a material effect on the financial condition or results of operations, and there are no guarantees required to disclosed.

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

FINANCIAL CONDITION

Total assets increased $38.3 million from $121.1 million to $159.4 million, or 31.7% for the six months ended June 30, 2003. The increase in total assets in 2003 is considerably more than the $15 million growth for the same period in 2002. The growth in both years continues to be funded primarily by increases in total deposits, which increased by $37.8 million and $13.1 million, respectively. Approximately $20 million of the deposit growth is directly related to a certificate of deposit campaign which increased the deposit base of our Peachtree City facility by $10 million and our Fayetteville location by $10 million. This campaign was for a certificate of deposit term for one year and a yield slightly above the market rate at that time. The net increase in total assets for the six months ended June 30, 2003 consisted primarily of an increase of $11 million in total loans, an increase in Federal funds sold of $12.4 million and an increase in securities available-for-sale of $13.2 million. The loan to deposit ratio at June 30, 2003 was 74% compared to 91% at December 31, 2002. The decrease in the loan to deposit ratio as compared to December 31, 2002 is due to total loans increasing by only $11 million and total deposits increasing by $37.8 million.

Shareholders’ equity increased by $1.5 million for the six months ended June 30, 2003. This net increase consists of net income of $661,049, an increase in unrealized gains on securities of $120,000, and proceeds from our stock offering of $705,000. We sold the offering maximum of 640,000 shares by the expiration date of January 31, 2003.

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

At June 30, 2003, the Bank’s liquidity ratio was 31.91% which is above the Bank’s target ratio of 20%.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2003, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at June 30, 2003 are as follows:

		Regulatory
		Minimum
	Bank	Requirement

Leverage Capital Ratio	8.49%	4.00%
Risk-Based Capital Ratios
Core Capital	10.65%	4.00%
Total Capital	11.74%	8.00%

Our first branch facility in Peachtree City opened for business during the second quarter of 2003. In addition, we have signed a contract for an in-store branch scheduled to open in the second quarter of 2004.

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $304,000 and $608,000 for the three and six month periods ended June 30, 2003 compared to the same period in 2002. The increase in net interest income is attributable to an increase in earning assets of $59.5 million as compared to June 2002. Loans increased during this period by $23.9 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $49.4 million, which included an increase of $46.1 million in interest-bearing deposits and an increase of $3.3 million in non-interest bearing deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the six months ended June 30, 2003 is approximately 7.55% as compared to 7.89% for the same period in 2002. The yield on total interest earning assets for the six months ended June 30, 2003 was 6.39%

compared to 7.41% for the same period in 2002, or a decrease of 102 basis points. The rate paid on interest bearing liabilities for the same period decreased by 62 basis points to 2.71% from 3.33%. These decreases in yields are directly related to the decline in interest rates over the past two years.

Due to the continued decrease in interest rates and increased volume of loans and deposits at their respective current yields, the net interest margin decreased to 4.26% at June 30, 2003 as compared to 4.71% at June 30, 2002. We utilize floors on many of our adjustable rate loans to minimize the impact of changing rates.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $155,000 was made during the six month period ending June 30, 2003 based upon this evaluation process as compared to $92,000 for the same period in 2002. The allowance for loan loss as a percentage of total loans was 1.20% at June 30, 2003, 1.25% at December 31, 2002, and 1.14% at June 30, 2002. Management believes the allowance for loan loss at June 30, 2003 is adequate to meet any foreseeable losses in the loan portfolio.

At June 30, 2003 and 2002, nonaccrual, past due, and restructured loans were as follows:

	June 30,	June 30,
	2003	2002

	(Dollars in thousands)
Total nonaccruing loans	$454	$22
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	97
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2003 and 2002 is as follows:

	Six Months Ended
	June 30,

	2003	2002

	(Dollars in thousands)
Average amount of loans outstanding	$94,478	$71,031

Balance of allowance for loan losses at beginning of period	$1,141	$804
Loans charged off
Commercial and financial	—	(1)
Real estate	(50)	—
Installment	(25)	(3)

	(75)	(4)

Loans recovered
Commercial and financial	—	—
Real estate	—	—
Installment	—	—

	—	—

Net charge-offs	(75)	(4)

Additions to allowance charged to operating expense during period	155	92

Balance of allowance for loan losses at end of period	1,221	892

Ratio of net loans charged-off during the period to average loans outstanding	0.08%	0.01%

Other Income. Other income increased by $55,000 and $98,000 for the three and six months ended June 30, 2003 compared to the same period in 2002. The most significant difference which affected both periods was an increase in gains on sales of securities available-for-sale of $40,000 and $33,000 for the three and six months ended June 30, 2003 compared to the same period in 2002. Deposit service charges increased $14,000 and $47,000 for the three and six months ended June 30, 2003 compared to the same period in 2002 which is directly related to the growth in deposit accounts. Gains on sales of loans increased $21,000 for the six months ended June 30, 2003 compared to the same period in 2002.

Other Expenses. Other expenses increased by $193,000 and $302,000 for the three and six months ended June 30, 2003 compared to the same period in 2002. The most significant increases in 2003 are increases of $113,000 and $210,000 in salaries and employee benefits and other operating expenses of $60,000 and $63,000 for the three and six month periods ended June 30, 2003. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees. At June 30, 2003, the number of full-time equivalent employees was 40 compared to 34 at June 30, 2002. The increases in other operating expenses are not attributable to any one particular item, but represent normal increases. Equipment and occupancy expenses increased $20,000 and $30,000 for the three and six month periods ended June 30, 2003. This increase is directly related to equipment purchases for new employees and occupancy expenses related to the opening of our Peachtree City facility.

Income Taxes. Income tax expense increased by $18,000 and $97,000 for the three and six months ended June 30, 2003 as compared to 2002. The effective tax rate for 2003 and 2002 was 34.8% and 38%, respectively. The decrease in the effective tax rate is due to the increase in nontaxable securities.

Net Income. Net income increased by $114,000 and $243,000 for the three and six months ended June 30, 2003 as compared to the same period in 2002. The primary reason for the increase in net income for the three and six months ended June 30, 2003 as compared to the same period in 2002 is the increase in net interest income.

Item 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of 2003 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of Southern Community Bancshares, Inc. was held on April 29, 2003. A total of 1,079,832 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

(a) The following class II directors were elected:

Directors	For	Against	Abstain

James S. Cameron	1,079,832	—	—
Thomas D. Reese	1,079,832	—	—
Dan V. Stinchcomb	1,078,807	1,025	—

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY
BANCSHARES, INC.

Date:	August 13, 2003	/s/ Gary McGaha

Gary McGaha
President and Director

Date	August 13, 2003	/s/ Leslye Grindle

Leslye Grindle
Vice President and Chief Financial Officer