Form 10QSB
period 2003-09-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2003-11-14
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number: 333-86082

SOUTHERN COMMUNITY BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2639705

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 North Jeff Davis Drive, Fayetteville, Georgia 30214

(Address of principal executive office)

(770) 461-4365

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of October 31, 2003: 1,450,983; no par value Transitional Small Business Disclosure Format   Yes   ☐   No   ☒

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

INDEX

Page

Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet as of September 30, 2003	3
Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002	4
Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2003 and 2002	5
Consolidated Statements of Cash Flows For The Nine Months Ended September 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7 - 8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3. Controls and Procedures	13
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15
Certifications	16-21

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
September 30, 2003

2003

Assets
Cash and due from banks	$3,113,554
Federal funds sold	2,369,000
Securities available-for-sale	59,139,856
Restricted equity securities	750,000
Loans	109,350,920
Less allowance for loan losses	1,309,861

Loans, net	108,041,059
Premises and equipment	4,594,638
Other assets	1,620,213

Total assets	$179,628,320

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$17,129,787
Interest-bearing	126,792,233

Total deposits	143,922,020
Securities sold under repurchase agreements	2,452,772
Other Borrowings	15,000,000
Other liabilities	500,751

Total liabilities	161,875,543

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 1,450,983 shares issued and outstanding	16,047,815
Retained earnings	2,171,104
Accumulated other comprehensive loss	(466,142)

Total shareholders’ equity	17,752,777

Total liabilities and shareholders’ equity	$179,628,320

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2003 and 2002

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest income
Loans, including fees	1,986,917	1,649,913	5,526,098	4,452,814
Taxable securities	340,132	132,035	633,917	474,902
Nontaxable securities	62,968	20,504	148,163	27,708
Federal funds sold	15,204	28,192	52,010	51,870

Total interest income	2,405,221	1,830,644	6,360,188	5,007,294

Interest expense
Deposits	822,601	605,127	2,121,308	1,733,350
Other borrowings	37,535	8,346	55,195	26,022

Total interest expense	860,136	613,473	2,176,503	1,759,372

Net interest income	1,545,085	1,217,171	4,183,685	3,247,922
Provision for loan losses	155,000	139,249	310,000	231,249

Net interest income after provision for loan losses	1,390,085	1,077,922	3,873,685	3,016,673

Other income
Service charges on deposit accounts	99,223	74,920	270,239	198,743
Gain on sale of securities available-for-sale	15,500	32,288	56,301	40,035
Gain on sale of loans	—	38,003	21,113	38,003
Other operating income	27,178	8,573	47,100	32,361

Total other income	141,901	153,784	394,843	309,142

Other expenses
Salaries and employee benefits	555,037	385,094	1,479,851	1,100,334
Equipment and occupancy expenses	138,004	125,712	382,108	339,906
Other operating expenses	346,456	237,797	900,144	728,881

Total other expenses	1,039,497	748,603	2,762,103	2,169,121

Net income before income taxes	492,489	483,103	1,506,425	1,156,694
Income tax expense	164,441	188,326	517,329	444,341

Net income	328,048	294,777	989,096	712,353

Basic earnings per share	0.23	0.30	0.68	0.82

Diluted earnings per share	0.23	0.30	0.68	0.82

Dividends declared per share	—	—	—	—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2003 and 2002

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$328,048	$294,777	$989,096	$712,353

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(683,384)	28,829	(536,814)	15,706
Reclassification adjustment for gains realized in net income, net of tax	(10,106)	(21,309)	(36,708)	(26,422)

Other comprehensive income (loss)	(693,490)	7,520	(573,522)	(10,716)

Comprehensive income (loss)	$(365,442)	$302,297	$415,574	$701,637

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002

	2003	2002

OPERATING ACTIVITIES
Net income	$989,096	$712,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217,185	206,818
Provision for loan losses	310,000	231,248
Gain on sale of securities available-for-sale	(56,301)	(40,035)
Decrease (increase) in interest receivable	(172,117)	43,636
Increase (decrease) in interest payable	118,690	(31,202)
Net other operating activities	(296,806)	(145,252)

Net cash provided by operating activities	1,109,747	977,565

INVESTING ACTIVITIES
Purchase of securities available-for-sale	(50,684,115)	(12,184,223)
Proceeds from maturities of securities available-for-sale	11,159,257	4,001,940
Proceeds from sales of securities available-for-sale	2,314,969	5,220,499
Purchase of restricted equity securities	(608,200)	—
Net increase in federal funds sold	(2,369,000)	(5,316,000)
Net increase in loans	(18,570,575)	(19,028,629)
Purchase of premises and equipment	(1,100,420)	(715,185)

Net cash used in investing activities	(59,858,084)	(28,021,598)

FINANCING ACTIVITIES
Net increase in deposits	44,413,275	24,358,924
Proceeds from issuance of capital stock	705,200	4,286,012
Net decrease in federal funds purchased	(719,000)	—
Net Increase in other borrowings	15,000,000	—
Net Increase (decrease) in repurchase agreements	(1,327,241)	282,899

Net cash provided by financing activities	58,072,234	28,927,835

Net increase (decrease) in cash and due from banks	(676,103)	1,883,802
Cash and due from banks at beginning of period	3,789,657	1,404,674

Cash and due from banks at end of period	$3,113,554	$3,288,476

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

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$328,048	$294,777	$989,096	$712,353
Deduct: Total stock-based employee compensation expense determined under fair value based Method for all awards, net of related tax effects	—	—	—	—

Pro forma net income	$328,048	$294,777	$989,096	$712,353

Earnings per share:
Basic — as reported	$0.23	$0.30	$0.68	$0.82

Basic — pro forma	$0.23	$0.30	$0.68	$0.82

Diluted — as reported	$0.23	$0.30	$0.68	$0.82

Diluted — pro forma	$0.23	$0.30	$0.68	$0.82

NOTE 3.	EARNINGS PER CAPITAL SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the periods ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$328,048	$294,777	$989,096	$712,353

Weighted average capital shares outstanding	1,450,983	967,554	1,445,589	863,747
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	5,261	7,207	6,750	7,207

Total weighted average capital shares and Capital stock equivalents outstanding	1,456,244	974,761	1,452,339	870,954

Diluted earnings per capital share	$0.23	$0.30	$0.68	$0.82

Note 4.	Recent Developments

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee, for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are to be applied to guarantees issued or modified after December 31, 2002. As of September 30, 2003, the interpretation has not had a material effect on the financial condition or results of operations, and there are no guarantees required to disclosed.

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

FINANCIAL CONDITION

Total assets increased $58.5 million from $121.1 million to $179.6 million, or 48.4% for the nine months ended September 30, 2003. The increase in total assets in 2003 is considerably more than the $15 million growth for the same period in 2002. The growth in both years continues to be funded primarily by increases in total deposits, which increased by $44.4 million and $13.1 million, respectively and an arbitrage with the Federal Home Loan Bank of $15 million. Approximately $20 million of the deposit growth is directly related to a certificate of deposit campaign which increased the deposit base of our Peachtree City facility by $10 million and our Fayetteville location by $10 million. This campaign was for a certificate of deposit term for one year and a yield slightly above the market rate at that time. The net increase in total assets for the nine months ended September 30, 2003 consisted primarily of an increase of $18 million in total loans, an increase in Federal funds sold of $2.4 million and an increase in securities available-for-sale of $36.3 million, of which $15 million is directly related to the arbitrage with the Federal Home Loan Bank. The loan to deposit ratio at September 30, 2003 was 76% compared to 91% at December 31, 2002. The decrease in the loan to deposit ratio as compared to December 31, 2002 is due to total loans increasing by only $18 million and total deposits increasing by $44.4 million.

Shareholders’ equity increased by $1.1 million for the nine months ended September 30, 2003. This net increase consists of net income of $989,096, a decrease in unrealized gains on securities of $574000, and proceeds from our stock offering of $705,000. We sold the offering maximum of 640,000 shares by the expiration date of January 31, 2003.

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

At September 30, 2003, the Bank’s liquidity ratio was 28.88% which is above the Bank’s target ratio of 20%.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2003, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at September 30, 2003 are as follows:

		Regulatory
		Minimum
	Bank	Requirement

Leverage Capital Ratio	7.28%	4.00%
Risk-Based Capital Ratios
Core Capital	9.74%	4.00%
Total Capital	10.77%	8.00%

Our first branch facility in Peachtree City opened for business during the second quarter of 2003. In addition, we have signed a contract for two in-store branches scheduled to open in the first quarter of 2004, a third branch scheduled to open in the second quarter of 2004, and a fourth branch scheduled to open in the third quarter of 2004. The total commitment for all branches in 2004 is estimated at $3.5 million.

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $328,000 and $936,000 for the three and nine month periods ended September 30, 2003 compared to the same period in 2002. The increase in net interest income is attributable to an increase in earning assets of $62.9 million as compared to September 2002. Loans increased during this period by $24.6 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $44.8 million, which included an increase of $41.1 million in interest-bearing deposits and an increase of $3.7 million in non-interest bearing deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the nine months ended September 30, 2003 is approximately 7.54% as compared to 8.03% for the same period in 2002. The yield on total interest earning assets for the nine months ended September 30, 2003 was 6.22% compared to 7.38% for the same period in 2002, or a decrease of 116 basis points. The rate paid on interest bearing liabilities for the same period decreased by only 46 basis points to 2.66% from 3.12%. These decreases in yields are directly related to the decline in interest rates over the past two years.

Due to the continued decrease in interest rates and increased volume of loans and deposits at their respective current yields, the net interest margin decreased to 4.09% at September 30, 2003 as compared to 4.79% at September 30, 2002. We utilize floors on many of our adjustable rate loans to minimize the impact of changing rates.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a quarterly basis and make provisions as necessary. A provision of $310,000 was made during the nine month period ending September 30, 2003 based upon this evaluation process as compared to $231,000 for the same period in 2002. The allowance for loan loss as a percentage of total loans was 1.20% at September 30, 2003, 1.25% at December 31, 2002, and 1.20% at September 30, 2002. Management believes the allowance for loan loss at September 30, 2003 is adequate to meet any foreseeable losses in the loan portfolio.

At September 30, 2003 and 2002, nonaccrual, past due, and restructured loans were as follows:

	September 30,	September 30,
	2003	2002

	(Dollars in thousands)
Total nonaccruing loans	$348	$18
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	135
Restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2003 and 2002 is as follows:

	Nine Months Ended
	September 30,

	2003	2002

	(Dollars in thousands)

Average amount of loans outstanding	$98,005	$74,167

Balance of allowance for loan losses at beginning of period	$1,141	$804
Loans charged off
Commercial and financial	—	(1)
Real estate	(116)	—
Installment	(25)	(15)

	(141)	(16)

Loans recovered
Commercial and financial	—	—
Real estate	—	—
Installment	—	—

	—	—

Net charge-offs	(141)	(16)

Additions to allowance charged to operating expense during period	310	231

Balance of allowance for loan losses at end of period	1,310	1,019

Ratio of net loans charged-off during the period to average loans outstanding	0.14%	0.02%

Other Income. Other income decreased by $12,000 and increased by $86,000 for the three and nine months ended September 30, 2003 compared to the same period in 2002. Gains on sales of securities available-for-sale decreased $17,000 for the three months ended September 30, 2003, while increasing $16,000 for the nine months ended September 30, 2003 compared to the same period in 2002. Deposit service charges increased $24,000 and

$72,000 for the three and nine months ended September 30, 2003 compared to the same period in 2002 which is directly related to the growth in deposit accounts. Gains on sale of loans decreased by $38,000 and $17,000 for the three and nine months ended September 30, 2003 compared to the same period in 2002.

Other Expenses. Other expenses increased by $290,000 and $593,000 for the three and nine months ended September 30, 2003 compared to the same period in 2002. The most significant increases in 2003 are increases of $170,000 and $380,000 in salaries and employee benefits and other operating expenses of $109,000 and $171,000 for the three and nine month periods ended September 30, 2003. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees. At September 30, 2003, the number of full-time equivalent employees was 41 compared to 33 at September 30, 2002. The increases in other operating expenses are not attributable to any one particular item, but represent normal increases. Equipment and occupancy expenses increased $12,000 and $42,000 for the three and nine month periods ended September 30, 2003. This increase is directly related to equipment purchases for new employees and occupancy expenses related to the opening of our Peachtree City facility.

Income Taxes. Income tax expense decreased by $24,000 for the three months ended September 30, 2003, and increased by $73,000 for the nine months ended September 30, 2003 as compared to 2002. The decrease in income tax expense is directly related to the decrease in our effective tax rate due to the purchase of non-taxable securities. The effective tax rate for 2003 and 2002 was 34.3% and 38%, respectively.

Net Income. Net income increased by $33,000 and $277,000 for the three and nine months ended September 30, 2003 as compared to the same period in 2002. The primary reason for the increase in net income for the three and nine months ended September 30, 2003 as compared to the same period in 2002 is the increase in net interest income.

Item 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of 2003 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN COMMUNITY BANCSHARES, INC.

Date:	November 14, 2003	/s/ Gary McGaha

Gary McGaha
President and Director

Date	November 14, 2003	/s/ Leslye Grindle

Leslye Grindle
Vice President and
Chief Financial Officer