Form 10KSB
period 2003-12-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2004-03-30
CIK 1171017

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____

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
None
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

     Revenues for the Registrant’s fiscal year ended December 31, 2003 total $9,818,000.

     The registrant’s voting stock trades over the counter (OTC) under the symbol “SNCB.” The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on March 15, 2004 was approximately $24,506,540. There were 1,934,777 shares of Common Stock outstanding as of March 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

SOUTHERN COMMUNITY BANCSHARES, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2003

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

Employees

     As of March 1, 2004, the Bank had 50 full-time employees. The employees are not represented by a collective bargaining unit. The Company and the Bank believe their relationships with their employees to be good. The Company currently does not have any employees.

Customers

     It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of the Company.

Competition

     All phases of the Company’s banking activities are highly competitive. The Company competes actively with ten commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Fayette County, Georgia and its surrounding areas.

     Based on total assets of approximately $196 million at December 31, 2003, the Bank represents approximately 10.67% of the deposit base in the Fayette County market. Six major regional banks represent approximately 56% of the deposits in the Fayette County market. The larger financial institutions have greater resources and lending limits than the Bank, and the six major regional banking institutions have twenty-one branches in the county. There are several credit unions located in Fayette County. Since credit unions are not subject to income taxes, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

     The legislation amends the Bank Holding Company Act to clarify that a bank holding company may hold shares of any company that the Federal Reserve has determined to be engaged in activities that were sufficiently closely related to banking. This act also amends the Bank Holding Company Act to establish a new type of bank holding company - the “financial holding company.” Financial holding companies have the authority to engage in financial activities in which other bank holding companies may not engage. Financial holding companies may also affiliate with companies that are engaged in financial activities. These financial activities include activities that are:

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

     Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2003, the Bank could pay out $840,000 in dividends. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2003, the Company’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 14.22% and 13.22%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company’s leverage ratio as of December 31, 2003 was 9.93%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

     The Bank also is subject to risk-based and leverage capital requirements adopted by the Federal Reserve, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2003. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

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

     As of December 31, 2003, the Bank had the requisite capital levels to qualify as “well capitalized.”

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

ITEM 2. DESCRIPTION OF PROPERTY

     As of December 31, 2003, the principal offices of the Company and the Bank were located at 525 North Jeff Davis Drive, Fayetteville, Georgia 30214. The Bank owns this property and the property located at 1500 Commerce Drive, Peachtree City, Georgia 30269 and 4910 Bill Gardner Parkway, Locust Grove, Georgia 30248. Neither the Company nor the Bank has any other properties. Management believes that the physical facilities maintained by the Company and the Bank are suitable for its current operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company and the Bank may, periodically, be involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company or the Bank’s financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock is traded over the counter (OTC), under the symbol “SNCB”.

     There were approximately 644 holders of record of the common stock as of December 31, 2003.

     The Company currently intends to retain its earnings for use in the business and does not foresee paying cash dividends in the near future. The Board of Directors cannot predict when such dividends, if any, will ever be paid. The payment of dividends, if any, shall at all times be subject to the payment of the Company’s expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for state banks.

     Management has reviewed the limited information available as to the ranges at which the Company’s common stock has been sold. The following table sets forth the estimated price range for sales of common stock for each quarter of the last two years. All prices have been adjusted to reflect the four-for-three stock split described below. The following data regarding the Company’s common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

	Estimated Price Range Per Share
	High		Low
2003	$		$
First Quarter		11.28		11.28
Second Quarter		11.28		11.28
Third Quarter		11.28		11.28
Fourth Quarter		14.25		11.25
2002
First Quarter		9.77		8.02
Second Quarter		9.02		9.02
Third Quarter		9.40		8.27
Fourth Quarter		9.40		8.27

     The Board of Directors approved a four for three (33 1/3%) stock split payable on November 21, 2003. The dividend totaled 483,334 shares paid to shareholders of record on October 21, 2003. Fractional shares were paid in cash totaling $6,122 and were based on the closing price on November 21, 2003 of $19.00 per whole share.

The following chart sets forth certain information relating to the Company’s equity compensation plans.

Equity Compensation Plan Information

Number of
securities
remaining
available for
future issuance
	Number of		under equity
	securities to be	Weighted	compensation
	issued upon	average exercise	plans
	exercise of	price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	164,667	$9.26	22,000
Equity compensation plans not approved by security holders	—	—	—
Total	164,667	$9.26	22,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion of our financial condition at December 31, 2003 and 2002 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

OVERVIEW

     The year 2003 was highlighted by reporting net income of $1,591,603. Our primary market area of Fayette County, Georgia continues to grow, and we are strategically positioned to take advantage of the growth. The area’s growth should provide a base for continued profitability.

FINANCIAL CONDITION AS OF DECEMBER 31, 2003 AND 2002

     Following is a summary of our balance sheets for the years indicated:

	December 31,
	2003	2002
	(Dollars in Thousands)
Cash and due from banks	$3,807	$3,790
Federal funds sold	616	—
Securities	59,799	22,799
Restricted equity securities	750	142
Loans, net	123,782	89,780
Premises and equipment	5,210	3,711
Other assets	1,682	855

	$195,646	$121,077

Total deposits	$159,775	$99,509
Other Borrowings	15,000	—
Securities sold under repurchase agreements	1,704	3,780
Federal funds purchased	—	719
Other liabilities	681	437
Shareholders’ equity	18,486	16,632

	$195,646	$121,077

FINANCIAL CONDITION AS OF DECEMBER 31, 2003 AND 2002

     As of December 31, 2003, we had total assets of $196 million, an increase of 61.6% over December 31, 2002. Total interest-earning assets were $186.4 million as of December 31, 2003, or 95% of total assets as compared to $113.8 million or 94% of total assets as of December 31, 2002. Our primary interest-earning assets as of December 31, 2003 were loans, which made up 67% of total interest-earning assets, as compared to 80% as of December 31, 2002. Our loan to deposit ratio was 78% as of December 31, 2003, as compared to 91% as of December 31, 2002. Loan growth in 2003 of $34 million was funded by deposit growth in 2003 of $60 million. Securities increased by $37 million in 2003, of which $22 million was funded by the deposit growth. The remaining $15 million was funded by an arbitrage transaction the bank entered into with the FHLB of Atlanta, which also increased borrowings by $15 million. The security purchased for the arbitrage has a maturity date of October 17, 2018, and a rate of 5.70%. The borrowing are at 3.01%, with a maturity date of September 5, 2008, leaving the bank with a spread of 269 basis points. Fixed assets increased by $1,500,000 due to the purchase of land in Henry County and the remaining construction costs associated with our Peachtree City facility.

     Our securities portfolio, consisting of U.S. Government and Agency securities and mortgage-backed securities, amounted to $60 million as of December 31, 2003. Net unrealized losses on securities amounted to ($545,000) as of December 31, 2003 as compared to unrealized gains of $173,000 as of December 31, 2002. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     We have 81% of our loan portfolio collateralized by real estate located in our primary market area of Fayette County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans primarily collateralized by one to four family residential properties, which comprise 28% of the loan portfolio. Real estate mortgage loans secured by one to four family residential properties comprise 20% of the loan portfolio, and nonresidential real estate mortgage loans consisting primarily of small business commercial properties total 33% of the loan portfolio. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value. The remaining 19% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

The following table sets forth certain information about contractual cash obligations as of December 31, 2003.

		Payments Due After December 31, 2003
		1 Year	1 - 3	4 - 5	After 5
	Total	or Less	Years	Years	Years
Short-term borrowings	$1,704	$1,704	$—	$—	$—
Time certificates of deposit	91,352	74,880	8,937	7,535	—
Long-term debt	—	—	—	—	—
Federal Home Loan Bank advances	15,000	—	—	15,000	—
Subordinated deferrable interest debentures	—	—	—		—

Total contractual cash obligations	$108,056	$76,584	$8,937	$22,535	$—

     Our operating leases represent short-term obligations, normally with maturities of one year or less. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

     At December 31, 2003, we had $740,000 in binding commitments for capital expenditures related to our Locust Grove branch.

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

     As of December 31, 2003, we had loan commitments outstanding of $28 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. As of December 31, 2003, we had arrangements with two commercial banks for additional short-term advances of $6.4 million in aggregate. The bank has also executed a specific collateral agreement with the Federal Home Loan Bank of Atlanta under which securities were pledged against borrowings in the amount of $15,000,000. The bank has since converted that to a blanket lien agreement under which the banks one to four family residential loans are also pledged and will allow additional funds available to the bank.

     As of December 31, 2003, our capital ratios were considered well capitalized based on regulatory minimum capital requirements. Our shareholders’ equity increased due to the retention of net income in 2003 of $1,591,603 and the remaining proceeds of $713,940 from our stock offering, which concluded in January 2003.

     In the future, the primary source of funds available to the holding company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could pay $840,000 in dividends without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of December 31, 2003 are as follows:

		Regulatory
	Actual	Requirements
Leverage capital ratio	6.83%	5%
Risk based capital ratios:
Core capital	9.09%	6%
Total capital	10.09%	10%

     These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels. In addition, the Company has the ability to inject additional capital into the Bank if considered necessary.

     The Company intends to issue approximately $5.6 million of Trust Preferred securities in April 2004. These securities will be issued by a statutory trust that will be established to facilitate the transaction. The trust will be a 100% owned finance subsidiary of the Company. The securities are expected to have a 30-year maturity, callable without penalty after five years, and pay a floating rate based on Prime plus 12.5 basis points. The Company expects that the principal balance of these securities will count toward tier one capital. The Company intends to use the proceeds from this transaction to fund asset growth. The Company will fully and unconditionally guarantee the securities. The issuance of these securities is contingent upon the satisfaction of a number of conditions. While the Company expects to satisfy these conditions, no guarantee can be made the Company will be able to successfully complete this transaction.

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

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Southern Community Bank’s allowance for loan losses. Such agencies may require Southern Community Bank to recognize additions to the allowance based on judgments different than those of management.

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

Income Taxes

     SFAS No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 10 to the Notes to Consolidated Financial Statements for additional details.

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

     The future tax consequences of the differences between the financial reporting and tax basis of Southern Community Bank’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance was not required as of December 31, 2003 as the realization of the deferred tax assets was determined to be probable.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     The following is a summary of our operations for the years indicated.

	Year Ended December 31,
	2003	2002
	(Dollars in Thousands)
Interest income	$9,095	$6,930
Interest expense	3,105	2,393
Net interest income	5,990	4,537
Provision for loan losses	420	359
Other income	722	394
Other expenses	3,903	2,928
Pretax income	2,389	1,644
Income taxes	797	586
Net income	$1,592	$1,058

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

     Our net yield on average interest-earning assets was 4.06% in 2003 as compared to 4.66% in 2002. Average loans increased by $24 million, and the remaining average interest earning assets increased by $26 million which combined, accounted for a $50 million increase in total average interest-earning assets in 2003. Average interest-bearing liabilities increased by $42 million with average interest-bearing demand and savings, and time deposits accounting for $10.8 and $25.7 million of this increase, respectively. The rate earned on average interest-earning assets decreased to 6.16% in 2003 from 7.12% in 2002. The rate paid on average interest-bearing liabilities decreased to 2.55% in 2003 from 3.00% in 2002. The increase in net interest income and net yield on average interest-earning assets was due to the significant increase in volume of interest-earning assets combined with a decrease in yield on interest-bearing deposits in comparison to 2002. In 2003, the yields on interest-earning assets decreased by 96 basis points while the rate paid on interest-bearing liabilities decreased by 45 basis points. These changes are representative of a liability sensitive position in a declining rate environment and the fact that many variable rate loans have contractual floors that limit the interest rate risk.

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $420,000 in 2003 as compared to $359,000 in 2002. The amounts provided were due primarily to the growth of the loan portfolio and to inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, past experience, underlying collateral values and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2003, we had $444,000 in non-accrual loans as compared to $341,000 as of December 31, 2002. The allowance for loan losses as a percentage of total loans as of December 31, 2003 and 2002 was 1.13% and 1.25%, respectively. Actual loan charge-offs were $141,616 during 2003, as compared to $22,045 during 2002.

OTHER INCOME

     Other income consists of service charges on deposit accounts, gain on sale of securities, gain on sale of loans and other operating income. Other income increased to $722,000 in 2003, from $394,000 in 2002. This increase is due primarily to an increase in gain on sales of securities of $218,000. Service charges on deposit accounts increased by $104,000, while gain on sales of loans decreased by $19,000. The increase in other operating income was primarily due to mortgage origination fees of $27,000.

OTHER EXPENSE

     Other expenses were $3,903,000 in 2003, as compared to $2,928,000 in 2002, an increase of $975,000. Salaries and employee benefits increased by $610,000 due to an increase in the number of full time equivalent employees from 35 to 45 and normal increases in salaries and benefits. Equipment and occupancy expenses increased by $96,000 , due to the opening of our Peachtree City Branch, and other operating expenses increased by $270,000 due partially to increased data processing costs of $46,000, accounting fees of $25,000, and increased directors fees of $30,000. The increases in all other operating expenses were directly related to the overall growth of the Company.

INCOME TAX

     We have reported income taxes for 2003 of $797,000 as compared to $586,000 for 2002. The effective tax rate for 2003 and 2002 was 33.4% and 35.7%, respectively. The decrease in the effective tax rate is due to the increased amount of nontaxable securities in our portfolio.

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

     As of December 31, 2003, our cumulative one year interest rate-sensitivity gap ratio was .60%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate slower than our interest-bearing liabilities.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

		After	After
		Three	One
		Months	Year
		but	but
	Within	Within	Within	After
	Three	One	Five	Five
	Months	Year	Years	Years	Total
		(Dollars in Thousands)
Interest-earning assets
Federal Funds Sold	616	—	—	—	616
Securities	750	—	5,640	54,159	60,549
Loans	21,851	51,124	48,788	3,438	125,201

	23,217	51,124	54,428	57,597	186,366

Interest-bearing liabilities:
Interest-bearing demand deposits	44,777	—	—	—	44,777
Savings	1,536	—	—	—	1,536
Time deposits	13,099	61,777	16,472	—	91,348
Federal funds purchased	—	—	—	—	—
Securities sold under repurchase agreements	1,704	—	—	—	1,704

		After	After
		Three	One
		Months	Year
		but	but
	Within	Within	Within	After
	Three	One	Five	Five
	Months	Year	Years	Years	Total
		(Dollars in Thousands)
Other Borrowings	—	—	15,000	—	15,000

	61,116	61,777	31,472	—	154,365

Interest rate sensitivity gap	(37,899)	(10,653)	22,953	57,597	32,001

Cumulative interest rate sensitivity gap	(37,899)	(48,552)	(25,596)	32,001

Interest rate sensitivity gap ratio	.38	.83	1.73	—
Cumulative interest rate sensitivity gap ratio	.38	.60	.83	1.21

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

INTEREST DIFFERENTIALS

     Average Balances

     The average balance sheet for the years indicated is presented below. (1)

	Year Ended December 31,
	2003	2002
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$3,620	$3,172
Taxable securities	33,724	13,099
Nontaxable securities	5,656	1,457
Securities valuation account	(123)	171
Federal funds sold	5,575	4,250
Loans (2)	102,648	78,551
Allowance for loan losses	(1,242)	(927)
Other assets	5,723	4,098

	$155,581	$103,871

Total interest-bearing assets	$147,603	$97,357

LIABILITIES AND SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2003	2002
	(Dollars in Thousands)
Deposits:
Non-interest-bearing demand	$15,340	$14,326
Interest-bearing demand and savings	38,465	27,644
Time	74,762	49,087

Total deposits	128,567	91,057
Other liabilities	572	451
Short-term borrowings	3,569	2,915
Federal Home Loan Bank advances	4,849	0

Total liabilities	137,557	94,423
Shareholders’ equity	18,024	9,448

	$155,581	$103,871

Total interest-bearing liabilities	$121,645	$79,646

(1)	For each category, average balances were determined using the daily average balances during the year.

(2)	The average balance of nonaccrual loans included in average loans for 2003 was $355,000 and $53,000 in 2002.

     Interest Income and Interest Expense

     The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Year Ended December 31
	2003		2002
		Average		Average
	Interest	Rate	Interest	Rate
		(Dollars in Thousands)
Interest Income:
Interest and fees on loans (1)	$7,661	7.46%	$6,164	7.85%
Interest on taxable securities	1,152	3.42	630	4.81
Interest on nontaxable securities	223	3.94	65	4.46
Interest on federal funds sold	59	1.06	71	1.67

Total interest income	9,095	6.16%	6,930	7.12%

Interest Expense:
Interest on interest-bearing demand and savings deposits	567	1.47%	492	1.78%

	Year Ended December 31
	2003		2002
		Average		Average
	Interest	Rate	Interest	Rate
		(Dollars in Thousands)
Interest on time deposits	2,362	3.16	1,867	3.80
Short-term borrowings	29	.81
Federal Home Loan Bank advances	148	3.05	34	1.17

Total interest expense	3,106	2.55%	2,393	3.00%

Net interest income	$5,989		$4,537

Net interest spread		3.61%		4.12%

Net yield on average interest-earning assets		4.06%		4.66%

(1)	Interest and fees on loans includes $707,000 and $655,000 of loan fee income for the years ended December 31, 2003 and 2002, respectively. The interest income recognized on nonaccrual loans during 2003 and 2002 was insignificant.

(2)	Yields on nontaxable securities are not presented on a tax equivalent basis.

     Rate and Volume Analysis

     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

-	change in volume (change in volume multiplied by old rate);

-	change in rate (change in rate multiplied by old volume); and

-	a combination of change in rate and change in volume.

The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

	Year Ended December 31,
		2003 vs. 2002
		Changes Due
		To:
	Rate	Volume	Total
	(Dollars in Thousands)
Increase (decrease)in:
Income from interest-earning assets:
Interest and fees on loans	(318)	1,815	1,497
Interest on taxable securities	(227)	749	552
Interest on nontaxable securities	(9)	167	158
Interest on federal funds sold	(30)	18	(12)

Total interest income	(584)	2,749	2,165

Expense from interest-bearing liabilities:
Interest on interest-bearing demand and savings deposits	(96)	171	75
Interest on time deposits	(355)	850	495
Interest on short-term borrowings	(12)	7	(5)
Interest on FHLB advances	0	148	148

Total interest expense	(462)	1,175	713

Net interest income	(122)	1,574	1,452

INVESTMENT PORTFOLIO

     Types of Investments

     The carrying amounts of securities at the dates indicated, which are all classified as available for sale, are summarized as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
U.S. Government agencies	$26,016	$4,167
State and municipal securities	9,187	3,598
Corporate bonds	1,025	1,000
Mortgage-backed securities	23,571	14,034

	$59,799	$22,799

Maturities

     The amounts of securities, including the weighted average yield in each category as of December 31, 2003, are shown in the following table according to contractual maturity classifications after one through five years, after five through ten years and after ten years.

	After one		After five
	through five years		through ten years
	Amount	Yield(1)	Amount	Yield(1)
		(Dollars in Thousands)
U.S. Government agencies	4,440	3.60	5,695	3.67
State and municipal securities	190	2.25	912	3.17
Mortgage-backed securities	1,010	1.64	13,235	3.17
Corporate bonds	—	—	1,025	6.75

	After ten years		Total
	Amount	Yield(1)	Amount	Yield(1)
U.S. Government agencies	15,881	5.54	26,016	4.80
State and municipal securities	8,085	3.97	9,187	3.85
Mortgage-backed securities	9,326	3.84	23,571	3.37
Corporate bonds	—	—	1,025	6.75

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2)	Yields are not presented on a tax equivalent basis.

LOAN PORTFOLIO

     Types of Loans

     The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2003	2002
	(Dollars in Thousands)
Commercial	$19,234	$11,332
Real estate-construction	34,848	27,859
Real estate-mortgage	66,884	48,522
Consumer installment and other	4,455	3,334

	125,421	91,047
Less:
Allowance for loan losses	(1,419)	(1,141)
Deferred loan fees	(221)	(125)

Net loans	$123,781	$89,781

Maturities and Sensitivities of Loans to Changes in Interest Rates

     Total loans as of December 31, 2003 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years and after five years.

December 31, 2003
(Dollars in Thousands)
Commercial
One year or less	7,714
After one through five years	10,813
After five years	707

19,234

Construction
One year or less	34,079
After one through five years	769
After five years	0

34,848

December 31, 2003
(Dollars in Thousands)
Other
One year or less	31,444
After one through five years	37,132
After five years	2,763

71,339

     The following table summarizes loans as of December 31, 2003 with the due dates after one year that have predetermined and floating or adjustable interest rates.

December 31,
2003
(Dollars in
Thousands)
Predetermined interest rates	$32,527
Floating or adjustable interest rates	19,657

$52,184

     Risk Elements

     Information with respect to non-accrual, past due and restructured loans as of December 31, 2003 and 2002 is as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
Non-accrual loans	$444	$341
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	67	22
Restructured loans	—	—
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	—	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	14	3
Interest income that was recorded on non-accrual and restructured loans	—	—

     It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected, and the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.

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

	Year Ended December 31,
	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	102,648	78,551

Balance of allowance for loan losses at beginning of year	1,141	804

Loans charged off:
Consumer	(142)	(21)
Commercial	—	(1)

	(142)	(22)
Loans recovered:	—	—

Net charge-offs	(142)	(22)

Additions to allowance charged to operating expense during year	420	359

Balance of allowance for loan losses at end of year	$1,419	$1,141

Ratio of net loans charged off during the year to average loans outstanding	.14%	.03%

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

     As of December 31, 2003 and 2002, we made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2003		December 31, 2002
		Percent of		Percent of
		loans in		loans in
		each category		each category
	Amount	to total loans	Amount	to total loans
		(Dollars in Thousands)
Commercial	1,009	15.34%	733	12.45%
Real estate-construction	131	27.78	82	30.60
Real estate-mortgage	—	53.33	—	53.29
Consumer installment loans and other	138	3.55	176	3.66
Unallocated	141	—	150	—

	1,419	100%	$1,141	100%

DEPOSITS

     Average amount of deposits and average rates paid thereon, classified as to non-interest-bearing demand deposits, interest-bearing demand, savings deposits and time deposits is presented below.(1)

	Year Ended December 31,
	2003		2002
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Non-interest-bearing demand deposits	15,340	—%	$14,326	—%

	Year Ended December 31,
	2003		2002
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Interest-bearing demand and savings deposits	38,465	1.47	27,644	1.78
Time deposits	74,762	3.16	49,087	3.80

	$128,567		$91,057

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months and over twelve months.

December 31, 2003
(Dollars in Thousands)
Three months or less	$4,654
Over three through six months	13,714
Over six through twelve months	12,427
Over twelve months	6,091

Total	$36,886

RETURN ON ASSETS AND SHAREHOLDERS’ EQUITY

The following rate of return information for the years indicated is presented below.

	Year Ended December 31,
	2003	2002
Return on assets (1)	1.02%	1.02%
Return on equity (2)	8.83	11.20
Dividend payout ratio (3)	n/a	n/a
Equity to assets ratio (4)	11.58	9.10

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average common equity divided by average total assets

Off-Balance Sheet Arrangements

     The Company’s only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business. For a complete description of these obligations please refer to Note 12. of the Financial Statements.

ITEM 7. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on pages F-1 through F-35 and made a part of this Annual Report on Form 10-KSB:

Report of Independent Certified Public Accountants on the Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, and 2002

Consolidated Statements of Comprehensive Income for the years ended December 31, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Neither the Company nor the Bank had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

ITEM 8A. CONTROLS AND PROCEDURES

     The Company’s principal executive and principal financial officers believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15(d)-15(e), are effective. This conclusion was based on an evaluation of these controls and procedures as of the end of the fourth quarter of 2003.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information appearing under the heading “Election of Directors” and the subheadings “Executive Officer” and Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2004 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 27, 2004, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption “Certain Relationships and Transactions” in the 2004 Proxy Statement in incorporated hereby reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as a part of or incorporated by reference in this report.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)

Exhibit Number	Description
10.1	2001 Incentive Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*

10.2	Employment Agreement between Gary D. McGaha and Southern Community Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*

10.3	Employment Agreement between Fred L. Faulkner and Southern Community Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*

10.4	Agreement for the Sale and Purchase of Real Estate between Southern Community Bank and Peachtree City Holdings, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)

21	Subsidiaries of the Registrant

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

     (b) There were no reports on Form 8-K filed by the Company during the fourth quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information appearing under the caption “Ratification of Independent Public Accountants” in the 2004 Proxy Statement is incorporated herein by reference.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.
(Registrant)
Date: March 29, 2004	By:	/s/ Gary D. McGaha
/s/ Gary D. McGaha
President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gary D. McGaha	Date:	March 29, 2004

Gary D. McGaha
Chief Executive Officer
And Director
[Principal Executive Officer]

/s/ Leslye L. Grindle	Date:	March 29, 2004

Leslye L. Grindle
Chief Financial Officer
[Principal Financial Officer and
Principal Accounting Officer]

/s/ James S. Cameron	Date:	March 29, 2004

James S. Cameron, Director

/s/ George R. Davis, Sr.	Date:	March 29, 2004

George R. Davis, Sr., Director

/s/ Robert B. Dixon, Jr.	Date:	March 29, 2004

Robert B. Dixon, Jr., Director

/s/ Richard J. Dumas	Date:	March 29, 2004

Richard J. Dumas, Director

/s/ William Wayne Leslie	Date:	March 29, 2004

William Wayne Leslie, Director

/s/ Thomas D. Reese	Date:	March 29, 2004

Thomas D. Reese, Director

/s/ Dan V. Stinchcomb	Date:	March 29, 2004

Dan V. Stinchcomb, Director

/s/ William M. Strain	Date:	March 29, 2004

William M. Strain, Director

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2003

Page
INDEPENDENT AUDITOR’S REPORT	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	F-2
Consolidated statements of income	F-3
Consolidated statements of comprehensive income	F-4
Consolidated statements of shareholders’ equity	F-5
Consolidated statements of cash flows	F-6
Notes to consolidated financial statements	F-7-25

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Southern Community Bancshares, Inc. and Subsidiary
Fayetteville, Georgia

     We have audited the accompanying consolidated balance sheets of Southern Community Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
February 12, 2004

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
Assets
Cash and due from banks	$3,806,961	$3,789,657
Federal funds sold	616,000	—
Securities available for sale	59,799,452	22,798,690
Restricted equity securities	750,000	141,800
Loans	125,201,122	90,921,579
Less allowance for loan losses	1,419,479	1,141,095

Loans, net	123,781,643	89,780,484
Premises and equipment	5,210,422	3,711,402
Other assets	1,681,265	854,827

Total assets	$195,645,743	$121,076,860

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$22,113,953	$11,879,110
Interest-bearing	137,661,115	87,629,635

Total deposits	159,775,068	99,508,745
Federal funds purchased	—	719,000
Federal Home Loan Bank advances	15,000,000	—
Securities sold under repurchase agreements	1,704,188	3,780,013
Other liabilities	680,554	437,099

Total liabilities	177,159,810	104,444,857

Commitments and contingencies
Shareholders’ equity:
Capital stock, no par value; 10,000,000 shares authorized; 1,934,777 and 1,394,567 shares issued and outstanding, respectively	16,050,433	15,342,615
Retained earnings	2,773,611	1,182,008
Accumulated other comprehensive income (loss)	(338,111)	107,380

Total shareholders’ equity	18,485,933	16,632,003

Total liabilities and shareholders’ equity	$195,645,743	$121,076,860

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Interest income:
Loans, including fees	$7,660,995	$6,163,831
Taxable securities	1,151,862	630,261
Nontaxable securities	223,179	64,604
Federal funds sold	59,436	71,215

Total interest income	9,095,472	6,929,911

Interest expense:
Deposits	2,928,728	2,358,621
Other borrowings	177,041	34,330

Total interest expense	3,105,769	2,392,951

Net interest income	5,989,703	4,536,960
Provision for loan losses	420,000	359,285

Net interest income after provision for loan losses	5,569,703	4,177,675

Other income:
Service charges on deposit accounts	371,598	267,864
Gain on sale of securities available for sale	269,629	51,239
Gain on sale of loans	21,113	39,971
Other operating income	60,002	35,013

Total other income	722,342	394,087

Other expense:
Salaries and employee benefits	2,143,731	1,534,289
Equipment and occupancy expenses	510,735	414,900
Other operating expenses	1,249,076	978,585

Total other expense	3,903,542	2,927,774

Income before income taxes	2,388,503	1,643,988
Income taxes	796,900	586,143

Net income	$1,591,603	$1,057,845

Basic earnings per share	$0.83	$0.82

Diluted earnings per share	$0.82	$0.82

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Net income	$1,591,603	$1,057,845

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale arising during period, net of tax (benefits) of $(170,583) and $169,331, respectively	(278,321)	8,606
Reclassification adjustment for gains realized in net income, net of taxes of $102,459 and $89,321, respectively	(167,170)	(31,768)

Other comprehensive loss	(445,491)	(23,162)

Comprehensive income	$1,146,112	$1,034,683

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002

					Accumulated
	Capital Stock				Other	Total
			Capital	Retained	Comprehensive	Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2001	810,983	4,054,915	4,050,868	124,163	130,542	8,360,488
Net income	—	—	—	1,057,845	—	1,057,845
Issuance of common stock	583,584	7,294,800	—	—	—	7,294,800
Stock issuance costs	—	(57,968)	—	—	—	(57,968)
Recapitalization	—	4,050,868	(4,050,868)	—	—	—
Other comprehensive loss	—	—	—	—	(23,162)	(23,162)

Balance, December 31, 2002	1,394,567	15,342,615	—	1,182,008	107,380	16,632,003
Net income	—	—	—	1,591,603	—	1,591,603
Issuance of common stock	56,876	713,940	—	—	—	713,940
Four for three stock split	483,334	(6,122)	—	—	—	(6,122)
Other comprehensive loss	—	—	—	—	(445,491)	(445,491)

Balance, December 31, 2003	1,934,777	$16,050,433	$—	$2,773,611	$(338,111)	$18,485,933

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
OPERATING ACTIVITIES
Net income	$1,591,603	$1,057,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	292,659	236,354
Provision for loan losses	420,000	359,285
Gain on sale of securities available for sale	(269,629)	(51,239)
Loss on disposal of equipment	—	33,506
Deferred income taxes	(112,765)	(154,389)
Decrease in taxes payable	(86,727)	(52,028)
Increase in interest receivable	(348,784)	(41,505)
Increase in interest payable	142,090	18,192
Net other operating activities	96,246	45,820

Net cash provided by operating activities	1,724,693	1,451,841

INVESTING ACTIVITIES
Purchase of securities available for sale	(67,770,612)	(23,141,976)
Proceeds from maturities of securities available for sale	12,887,333	6,296,285
Proceeds from sales of securities available for sale	17,433,612	7,189,260
Purchase of restricted equity securities	(608,200)	(141,800)
Net (increase) decrease in federal funds sold	(616,000)	2,532,000
Net increase in loans	(34,421,159)	(25,220,238)
Purchase of premises and equipment	(1,791,679)	(919,760)

Net cash used in investing activities	(74,886,705)	(33,406,229)

FINANCING ACTIVITIES
Net increase in deposits	60,266,323	24,813,765
Proceeds from issuance of capital stock	713,940	7,294,800
Stock issuance costs	—	(57,968)
Payment for fractional shares	(6,122)	—
Net (decrease) increase in federal funds purchased	(719,000)	719,000
Net increase in Federal Home Loan Bank advances	15,000,000	—
Net increase (decrease) in repurchase agreements	(2,075,825)	1,569,774

Net cash provided by financing activities	73,179,316	34,339,371

Net increase in cash and due from banks	17,304	2,384,983
Cash and due from banks at beginning of year	3,789,657	1,404,674

Cash and due from banks at end of year	$3,806,961	$3,789,657

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$2,963,679	$2,374,759
Cash paid for taxes	$996,392	$792,560

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Southern Community Bancshares, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, Southern Community Bank (the “Bank”). Southern Community Bank is located in Fayetteville, Fayette County, Georgia and one branch located in Peachtree City, Georgia. The Bank provides a full range of banking services in its primary market area of Fayette County and the surrounding counties.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, federal funds purchased, securities sold under repurchase agreements and deposits are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $384,000 and $329,000 at December 31, 2003 and 2002, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of the related deferred tax effect. Equity securities, including restricted equity securities without a readily determinable fair value, are classified as available for sale and recorded at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities (Continued)

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are determined using the specific identification method and included in earnings on the settlement date. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans

Loans are reported at their outstanding principal balances less deferred loan fees and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of direct loan origination costs, are deferred and recognized as an adjustment of the yield over the life of the loans using a method which approximates a level yield.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cash-basis or cost-recovery method, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over the following estimated useful lives.

Buildings and improvements	15-40 years
Furniture and equipment	3-10 years

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. At December 31, 2003 and 2002, the Company did not have any other real estate owned.

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

Stock-Based Compensation

At December 31, 2003, the Company has two stock-based compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2003	2002
Net income, as reported	$1,591,603	$1,057,845
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	25,571	25,563

Pro forma net income	$1,566,032	$1,032,282

Earnings per share:
Basic - as reported	$.83	$.82

Basic - pro forma	$.81	$.80

Diluted - as reported	$.82	$.81

Diluted - pro forma	$.81	$.80

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted-average number of shares of capital stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of capital stock outstanding and dilutive potential capital shares. Potential capital shares consist of outstanding options to purchase capital stock.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34”. The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation did not have a material effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. The Statement amends Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations. The disclosure requirements of the statement are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of December 31, 2003; however all required disclosures of Statement No. 148 are included above under the heading “Stock-Based Compensation”.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs is required at various dates in 2004 and 2005. The interpretations have not had a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the statement did not have a material effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 2. SECURITIES

The amortized cost and fair value of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003:
U.S. Government and agency securities	$26,171,525	$38,228	$(193,380)	$26,016,373
State and municipal securities	9,251,794	79,356	(144,226)	9,186,924
Corporate bonds	1,000,000	25,380	—	1,025,380
Mortgage-backed securities	23,921,473	68,973	(419,671)	23,570,775

	$60,344,792	$211,937	$(757,277)	$59,799,452

December 31, 2002:
U.S. Government and agency securities	$4,067,342	$99,942	$—	$4,167,284
State and municipal securities	3,609,477	24,375	(36,429)	3,597,423
Corporate bonds	1,000,000	—	—	1,000,000
Mortgage-backed securities	13,948,678	107,325	(22,020)	14,033,983

	$22,625,497	$231,642	$(58,449)	$22,798,690

Securities with a carrying value of $22,091,393 and $4,368,807 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES (Continued)

The amortized cost and fair value of securities as of December 31, 2003 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized	Fair
	Cost	Value
Due from one to five years	$4,624,421	$4,629,639
Due from five to ten years	7,655,642	7,633,116
Due after ten years	24,143,256	23,965,922
Mortgage-backed securities	23,921,473	23,570,775

	$60,344,792	$59,799,452

Gains and losses on sales of securities consist of the following:

	Years Ended December 31,
	2003	2002
Gross gains	$269,629	$51,239
Gross losses	—	—

Net realized gains	$269,629	$51,239

In 2003, the FASB Emerging Issues Task Force released Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The issue requires disclosure of certain information about other than temporary impairments in the market value of securities. The market value of securities is based on quoted market values and is significantly affected by the interest rate environment. At December 31, 2003, all unrealized losses in the securities portfolio were for debt securities. At December 31, 2003, the total number of securities in a continuous loss position for less than 12 months and 12 months or more was 38 and 2, respectively, in a portfolio of 74 securities. These securities accounted for 74% of the total portfolio fair value at December 31, 2003. Only 2 securities, or 2% of the fair value of the portfolio had continuous losses for more than 12 months. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed. The Company has never recognized a loss due to a permanent impairment.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2003.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$21,275,200	$(193,380)	$—	$—	$21,275,200	$(193,380)
State and municipal securities	3,994,654	(137,737)	607,460	(6,489)	4,602,114	(144,226)
Mortgage-backed securities	17,689,131	(417,396)	513,948	(2,275)	18,203,079	(419,671)

Total temporarily impaired securities	$42,958,985	$(748,513)	$1,121,408	$(8,764)	$44,080,393	$(757,277)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS

The composition of loans is summarized as follows:

	December 31,
	2003	2002
Commercial	$19,233,927	$11,332,000
Real estate – construction	34,847,650	27,859,000
Real estate – mortgage	66,883,975	48,522,000
Consumer installment and other	4,455,438	3,334,023

	125,420,990	91,047,023
Deferred loan fees	(219,868)	(125,444)
Allowance for loan losses	(1,419,479)	(1,141,095)

Loans, net	$123,781,643	$89,780,484

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2003	2002
Balance, beginning of year	$1,141,095	$803,855
Provision for loan losses	420,000	359,285
Loans charged off	(141,616)	(22,045)
Recoveries of loans previously charged off	—	—

Balance, end of year	$1,419,479	$1,141,095

The following is a summary of information pertaining to impaired loans:

	As of and for the Years Ended
	December 31,
	2003	2002
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	464,724	341,052

Total impaired loans	$464,724	$341,052

Valuation allowance related to impaired loans	$139,063	$68,268

Average investment in impaired loans	$355,434	$53,152

Interest income recognized on impaired loans	$303	$50

Nonaccrual loans	$443,558	$341,052

Loans past due ninety days or more and still accruing interest	$67,000	$22,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS (Continued)

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2003 are as follows:

Balance, beginning of year	$6,025,080
Advances	3,228,853
Repayments	(1,722,571)

Balance, end of year	$7,531,362

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31
	2003	2002
Land and improvements	$1,358,544	$851,096
Buildings	3,064,715	2,136,975
Furniture and equipment	1,527,266	1,083,018
Construction in process (estimated additional costs to complete $740,000)	57,568	145,325

	6,008,093	4,216,414
Accumulated depreciation	(797,671)	(505,012)

	$5,210,422	$3,711,402

NOTE 5. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $36,886,120 and $19,788,504, respectively. The scheduled maturities of time deposits at December 31, 2003 are as follows:

2004	$74,876,225
2005	6,080,714
2006	2,856,631
2007	1,153,261
2008	6,381,554

$91,348,385

At December 31, 2003 and 2002, overdraft demand deposits and savings accounts reclassified to loans totaled $23,507 and $39,421, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2003 and 2002 were $1,704,188 and $3,780,013, respectively.

NOTE 7. FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2003, Federal Home Loan Bank advances totaled $15,000,000. The advance bears interest at 3.01% and requires interest to be paid quarterly. The advance matures on September 5, 2008. The advances from the Federal Home Loan Bank are secured by a specific pledge of securities.

NOTE 8. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Profit Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were $33,129 and $10,951 for the years ended December 31, 2003 and 2002, respectively.

NOTE 9. STOCK OPTIONS

The Company has a stock option plan reserving 66,667 shares of capital stock for the granting of options to key employees. The Company also has a stock option plan reserving 120,000 shares of capital stock for the granting of options to directors. Option prices reflect the fair market value of the Company’s capital stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

\

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCK OPTIONS (Continued)

Other pertinent information related to the options as of December 31, 2003 and 2002 is as follows:

	2003			2002
		Weighted-			Weighted-
		Average			Average
		Exercise			Exercise
	Shares	Price		Shares	Price
Outstanding at beginning of year	151,777	$9.19		151,777		$9.19
Granted	12,889	10.07		—		—
Exercised	—	—		—		—

Outstanding at end of year	164,667	$9.26		151,777		$9.19

Options exercisable at end of year	141,183	$9.19		130,591		$9.19
Weighted average fair value of options granted during the year		$3.07			$	N/A

Weighted average life of options outstanding		8.0	years			8.9	years

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	December 31, 2003
Dividend yield	0.00%
Expected life	10	years
Expected volatility	9.20%
Risk-free interest rate	4.55%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2003	2002
Current	$909,665	$740,532
Deferred	(112,765)	(154,389)

	$796,900	$586,143

The Company’s income tax differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2003	2002
Income tax at statutory federal rate	$812,091	$558,956
Tax-exempt interest	(75,881)	(21,965)
Disallowed interest	10,160	4,873
State tax	61,709	44,721
Other items	(11,179)	(442)

Income tax expense	$796,900	$586,143

The components of deferred income taxes are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Loan loss reserves	$428,700	$317,412
Preopening and organization expenses	60,302	78,768
Loan fees	82,969	50,587
Securities available for sale	207,228	—

	779,199	446,767

Deferred tax liabilities:
Depreciation	136,133	82,547
Cash basis adjustment for income tax reporting purposes	96,845	137,992
Securities available for sale	—	65,814

	232,978	286,353

Net deferred tax assets	$546,221	$160,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2003	2002
Net income	$1,591,603	$1,057,845

Weighted average number of common shares outstanding	1,928,764	1,292,380
Effect of dilutive options	11,692	9,609

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	1,940,456	1,301,989

NOTE 12. COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and commercial letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2003	2002
Commercial letters of credit	$1,228,119	$773,004
Commitments to extend credit	26,593,668	17,510,685

	$27,821,787	$18,283,689

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)

Loan Commitments (Continued)

Commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company’s financial statements.

NOTE 13. CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, real estate, and consumer loans to customers in Fayette County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Eighty-one percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the statutory capital, as defined, or approximately $2,776,000.

NOTE 14. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003 approximately $840,000 of retained earnings were available for dividend declaration.

The Company and Bank are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2003, the Company and Bank met all capital adequacy requirements to which they are subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. REGULATORY MATTERS (Continued)

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2003:
Total Capital to Risk Weighted Assets
Consolidated	$20,243	14.22%	$11,391	8%	$	N/A	N/A
Southern Community Bank	$14,359	10.09%	$11,383	8%		$14,229	10%
Tier I Capital to Risk Weighted Assets
Consolidated	$18,824	13.22%	$5,695	4%	$	N/A	N/A
Southern Community Bank	$12,940	9.09%	$5,692	4%		$8,537	6%
Tier I Capital to Average Assets
Consolidated	$18,824	9.93%	$7,583	4%	$	N/A	N/A
Southern Community Bank	$12,940	6.83%	$7,581	4%		$9,477	5%
December 31, 2002: (Bank only)
Total Capital to Risk Weighted Assets	$12,401	12.39%	$8,008	8%		$10,010	10%
Tier I Capital to Risk Weighted Assets	$11,260	11.25%	$4,004	4%		$6,006	6%
Tier I Capital to Average Assets	$11,260	9.18%	$4,905	4%		$6,131	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, Due From Banks, and Federal Funds Sold: The carrying amount of cash, due from banks, and federal funds sold approximates fair value.

Securities: Fair value of securities is based on available quoted market prices. The carrying amount of equity securities and restricted equity securities with no readily determinable fair value approximates fair value.

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

Deposits: The carrying amount of demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Federal Funds Purchased, Repurchase Agreements and Federal Home Loan Bank Advances: The carrying amount of variable rate borrowings, federal funds purchased, and securities sold under repurchase agreements approximate fair value. The fair value of fixed rate Federal Home Loan Bank advances are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

Accrued Interest: The carrying amount of accrued interest approximates their fair value.

Off-Balance Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks, and federal funds sold	$4,422,961	$4,422,961	$3,789,657	$3,789,657
Securities	60,549,452	60,549,452	22,940,490	22,940,490
Loans	123,781,643	125,234,706	89,780,484	91,232,961
Accrued interest receivable	928,817	928,817	580,033	580,033
Financial liabilities:
Deposits	159,775,068	161,191,427	99,508,745	100,491,666
Federal funds purchased	—	—	719,000	719,000
Securities sold under repurchase agreements	1,704,188	1,704,188	3,780,013	3,780,013
Federal Home Loan Bank advances	15,000,000	15,106,564	—	—
Accrued interest payable	443,923	443,923	301,833	301,833

NOTE 16. SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2003	2002
Professional fees	$102,121	$91,513
Data processing expense	185,690	139,588

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statements of income, and cash flows of Southern Community Bancshares, Inc. as of and for the years ended December 31, 2003 and 2002:

CONDENSED BALANCE SHEET

	2003	2002
Assets
Cash	$5,805,604	$5,232,725
Investment in subsidiary	12,602,382	11,367,365
Other assets	94,402	39,913

Total assets	$18,502,388	$16,640,003

Liabilities	$16,455	$8,000
Shareholders’ equity	18,485,933	16,632,003

Total liabilities and shareholders’ equity	$18,502,388	$16,640,003

CONDENSED STATEMENT OF INCOME

	2003	2002
Income
Dividends from subsidiary	$—	$92,927
Expenses, other	143,394	105,034

Loss before income tax benefits and equity in undistributed income of subsidiary	(143,394)	(12,107)
Income tax benefits	(54,489)	(39,913)

Income (loss) before equity in undistributed income of subsidiary	88,905	27,806
Equity in undistributed income of subsidiary	1,680,508	1,030,039

Net income	$1,591,603	$1,057,845

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	2003	2002
OPERATING ACTIVITIES
Net income	$1,591,603	$1,057,845
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed income of subsidiary	(1,680,508)	(1,030,039)
Other operating activities	(46,034)	(31,913)

Net cash used in operating activities	(134,939)	(4,107)

INVESTING ACTIVITIES
Capital infusion in subsidiary	—	(2,000,000)

FINANCING ACTIVITIES
Proceeds from issuance of capital stock	713,940	7,294,800
Payment for fractional shares	(6,122)	—
Stock issuance costs	—	(57,968)

Net cash provided by financing activities	707,818	7,236,832

Net increase in cash	572,879	5,232,725
Cash at beginning of year	5,232,725	—

Cash at end of year	$5,805,604	$5,232,725

NOTE 18. STOCK SPLIT

On October 21, 2003, the Company declared a four-for-three stock split payable to shareholders of record on November 21, 2003. The earnings per common share for the year ended December 31, 2003 and 2002 have been retroactively adjusted for this split as if it occurred on January 1, 2002.