Form 10QSB
period 2004-03-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2004-05-17
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of April 6, 2004: 1,934,777; no par value

Transitional Small Business Disclosure Format    Yes [  ] No [X]

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet as of March 31, 2004	3
Consolidated Statements of Income for the Three Months ended March 31, 2004 and 2003	4
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2004 and 2003	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6
Notes to Consolidated Financial Statements	7-8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-13
Item 3. Controls and Procedures	14
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15
Certifications	16-21
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 302 CERTIFICATION OF THE CEO
EX-32.2 SECTION 302 CERTIFICATION OF THE CFO

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
March 31, 2004

2004
Assets
Cash and due from banks	$3,387,381
Federal funds sold	9,746,000
Securities available for sale	53,685,001
Restricted equity securities	1,200,000
Loans	140,692,625
Less allowance for loan losses	1,572,986

Loans, net	139,119,639
Premises and equipment	5,306,539
Other assets	1,636,109

Total assets	$214,080,669

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$19,574,895
Interest-bearing	147,372,682

Total deposits	166,947,577
Securities sold under repurchase agreements	2,430,224
Federal Home Loan Bank Advances	24,000,000
Other liabilities	982,152

Total liabilities	194,359,953

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 1,934,777 shares issued and outstanding	16,050,433
Retained earnings	3,356,620
Accumulated other comprehensive income	313,663

Total shareholders’ equity	19,720,716

Total liabilities and shareholders’ equity	$214,080,669

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2004 and 2003

	Three Months Ended
	March 31,
	2004	2003
Interest income
Loans, including fees	$2,416,593	$1,702,229
Taxable securities	496,327	139,735
Nontaxable securities	91,085	40,627
Federal funds sold	13,056	12,567

Total interest income	3,017,061	1,895,158

Interest expense
Deposits	831,795	614,819
Other borrowings	146,401	9,270

Total interest expense	978,196	624,089

Net interest income	2,038,865	1,271,069
Provision for loan losses	153,121	70,000

Net interest income after provision for loan losses	1,885,744	1,201,069

Other income
Service charges on deposit accounts	95,444	88,813
Gain on sale of securities available for sale	49,185	—
Gain on sale of loans	—	21,113
Other operating income	14,326	6,676

Total other income	158,955	116,602

Other expenses
Salaries and employee benefits	686,708	441,352
Equipment and occupancy expenses	153,919	113,651
Other operating expenses	319,547	254,409

Total other expenses	1,160,174	809,412

Net income before income taxes	884,525	508,259
Income tax expense	301,517	193,138

Net income	$583,008	$315,121

Basic earnings per share	$0.30	$0.16

Diluted earnings per share	$0.29	$0.16

Dividends declared per share	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2004 and 2003

	Three Months Ended
	March 31,
	2004	2003
Net income	$583,008	$315,121

Other comprehensive income (loss):
Unrealized holding gains on securities available for sale arising during period, net of tax	682,269	85,444
Reclassification adjustment for gains realized in net income, net of taxes	(30,495)	—

Other comprehensive income	651,774	85,444

Comprehensive income	$1,234,782	$400,565

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003

	2004	2003
OPERATING ACTIVITIES
Net income	$583,008	$315,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79,235	63,596
Provision for loan losses	153,121	70,000
Gain on sale of securities available for sale	(49,185)	—
Decrease (increase) in interest receivable	(232,546)	17,555
Increase in interest payable	45,645	3,355
Net other operating activities	134,180	(30,630)

Net cash provided by operating activities	713,458	438,997

INVESTING ACTIVITIES
Purchase of securities available for sale	(245,000)	(2,286,578)
Proceeds from maturities of securities available for sale	2,267,547	3,187,903
Proceeds from sales of securities available for sale	5,192,337	—
Purchase of restricted equity securities	(450,000)	(147,100)
Net increase in federal funds sold	(9,130,000)	(8,431,000)
Net increase in loans	(15,491,117)	(1,902,929)
Purchase of premises and equipment	(175,352)	(412,360)

Net cash used in investing activities	(18,031,585)	(9,992,064)

FINANCING ACTIVITIES
Net increase in deposits	7,172,511	10,310,460
Proceeds from issuance of capital stock	—	705,200
Net decrease in federal funds purchased	—	(719,000)
Net increase in Federal Home Loan Bank advances	9,000,000	—
Net increase in repurchase agreements	726,036	14,278

Net cash provided by financing activities	16,898,547	10,310,938

Net increase (decrease) in cash and due from banks	(419,580)	757,871
Cash and due from banks at beginning of year	3,806,961	3,789,657

Cash and due from banks at end of period	$3,387,381	$4,547,528

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

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$583,008	$315,121
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$583,008	$315,121

Earnings per share:
Basic - as reported	$0.30	$0.16

Basic - pro forma	$0.30	$0.16

Diluted - as reported	$0.29	$0.16

Diluted - pro forma	$0.29	$0.16

NOTE 3. EARNINGS PER CAPITAL SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the periods ended March 31, 2004 and 2003

	Three Months Ended
	March 31,
	2004	2003
Net income	$583,008	$315,121

Weighted average capital shares outstanding	1,934,777	1,911,992
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	41,957	9,609

Total weighted average capital shares and Capital stock equivalents outstanding	1,976,734	1,921,601

Diluted earnings per capital share	$0.29	$0.16

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

FINANCIAL CONDITION

Total assets increased $18 million from $196 million to $214 million, or 9.42% for the three months ended March 31, 2004. The increase in total assets in 2004 is more than the $11 million growth for the same period in 2003. The growth was funded primarily by increases in total deposits, which increased by $7 million and $10 million, respectively and increases in borrowings for 2004 from the Federal Home Loan Bank of $9 million. The net increase in total assets for the three months ended March 31, 2004 consisted primarily of an increase of $15 million in total loans, an increase in Federal funds sold of $9 million and a decrease in securities available-for-sale of $6 million. The loan to deposit ratio at March 31, 2004 was 84% compared to 78% at December 31, 2003. The increase in the loan to deposit ratio as compared to December 31, 2003 is due to total loans increasing by $15 million and total deposits only increasing by $7 million.

Shareholders’ equity increased by $1.2 million for the three months ended March 31, 2004. This net increase consists of net income of $583,000, and an increase in unrealized gains on securities of $652,000.

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

At March 31, 2004, the Bank’s liquidity ratio was 19.02% which is slightly lower than the Bank’s target ratio of 20%. The Bank has an available borrowing capacity to meet any unexpected liquidity needs.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2004, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios at March 31, 2004 are as follows:

			Regulatory
			Minimum
	Consolidated	Bank	Requirement
Leverage Capital Ratio	9.31%	7.21%	4.00%
Risk-Based Capital Ratios
Core Capital	12.37%	9.59%	4.00%
Total Capital	13.37%	10.59%	8.00%

During the second quarter of 2004, we expect to open two in-store banking facilities, one located in Coweta County and the second located in Clayton County. During that same period of time, we anticipate opening a traditional branch located in the Henry County market of Locust Grove. In addition, we own a piece of property located within Coweta County with an expected opening late in the third quarter of 2004. The total commitment for all branches in 2004 is estimated at $2.7 million.

The Company issued $5.6 million of Trust Preferred securities during the second quarter of 2004. These securities will be issued by a statutory trust that has been established to facilitate the transaction. The securities have a 30-year maturity, callable without penalty after five years, and pay a floating rate based on Prime plus 12.5 basis points. The Company expects that the principal balance of these securities will count toward tier one capital. The Company intends to use the proceeds from this transaction to fund asset growth. The Company will fully and unconditionally guarantee the securities.

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

OFF BALANCE SHEET ARRANGEMENTS

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are distributed or the instruments become payable. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Although these amounts do not necessarily represent future cash requirements, a summary of our commitments as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Commitments to extend credit	31,315	26,594
Financial standby letters of credit	—	—
Other standby letters of credit	1,637	1,228

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $768,000 for the three month period ended March 31, 2004 compared to the same period in 2003. The increase in net interest income is attributable to an increase in earning assets of $82 million as compared to March 2003. Loans increased during this period by $48 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $57 million, which included an increase of $51 million in interest-bearing deposits and an increase of $6 million in non-interest bearing deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the three months ended March 31, 2004 is approximately 7.23% as compared to 7.51% for the same period in 2003. The yield on total interest earning assets for the three months ended March 31, 2004 was 6.13% compared to 6.49% for the same period in 2003, or a decrease of 36 basis points. The rate paid on interest bearing liabilities for the same period decreased by only 41 basis points to 2.34% from 2.75%. These decreases in yields are directly related to the continued adjustment in rates over the past two years.

Due to the continued decrease in interest rates and increased volume of loans and deposits at their respective current yields, the net interest margin decreased to 4.14% at March 31, 2004 as compared to 4.35% at March 31, 2003. We utilize floors on many of our adjustable rate loans to minimize the impact of changing rates.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a monthly basis and make provisions as necessary. A provision of $153,000 was made during the three month period ending March 31, 2004 based upon this evaluation process as compared to $70,000 for the same period in 2003. The allowance for loan loss as a percentage of total loans was 1.12% at March 31, 2004, 1.13% at December 31, 2003, and 1.25% at March 31, 2003. Management believes the allowance for loan loss at March 31, 2004 is adequate to meet any foreseeable losses in the loan portfolio.

At March 31, 2004 and 2003, nonaccrual, past due, and restructured loans were as follows:

	March 31,	March 31,
	2004	2003
	(Dollars in thousands)
Total nonaccruing loans	$730	$336
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	6
Restructured loans	—	—

Nonaccrual loans for the quarter ended March 31, 2004 increased 117% over March 31, 2003. Management feels the increase is in part related to the maturation of the portfolio and the hiring of a Chief Credit Officer in the 4th quarter of 2003, who immediately instituted a more timely identification process for identifying potential problem credits. While the overall increase in nonaccrual loans is substantial, 65% is concentrated in four loans. At this time management does not expect any material losses due to the collateral position and specific reserves related to these credits.

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

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Average amount of loans outstanding	$134,025	$91,934

Balance of allowance for loan losses at beginning of period	$1,420	$1,141
Loans charged off
Commercial and financial	—	—
Real estate	—	(50)
Installment	—	—

	—	(50)

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Loans recovered
Commercial and financial	—	—
Real estate	—	—
Installment	—	—

	—	—

Net charge-offs	—	(50)

Additions to allowance charged to operating expense during period	153	70

Balance of allowance for loan losses at end of period	1,573	1,161

Ratio of net loans charged-off during the period to average loans outstanding	—%	0.05%

Other Income. Other operating income increased by $8,000 for the three months ended March 31, 2004 compared to the same period in 2003. This increase is directly related to the origination fees generated on mortgage loans. Gains on sales of securities available for sale increased by $49,000 for the three months ended March 31, 2004 compared to the same period in 2003. Deposit service charges increased $7,000 for the three months ended March 31, 2004 compared to the same period in 2003 which is directly related to the growth in deposit accounts. Gains on sale of loans decreased by $21,000 for the three months ended March 31, 2004 compared to the same period in 2003.

Other Expenses. Total other expenses increased by $351,000 for the three months ended March 31, 2004 compared to the same period in 2003. The most significant increases in 2004 are increases of $245,000 in salaries and employee benefits and other operating expenses of $65,000 for the three months ended March 31, 2004. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees. At March 31, 2004, the number of full-time equivalent employees was 56 compared to 37 at March 31, 2003. The increase in the number of full-time equivalent employees is directly related to the growth of the company and the hiring for both in-store banking facilities which are expected to open the second quarter of 2004. The increases in other operating expenses are not attributable to any one particular item, but represent normal increases. Equipment and occupancy expenses increased $40,000 for the three months ended March 31, 2004. This increase is directly related to equipment purchases for new employees and occupancy expenses related to the opening of our Peachtree City facility.

Income Taxes. Income tax expense increased by $108,000 for the three months ended March 31, 2004 as compared to the same period in 2003. The increase in income tax expense is directly related to the increase in income before taxes of $376,000 for the three months ended March 31, 2004 as compared to the same period in 2003. The effective tax rate for 2004 and 2003 was 34.1% and 38%, respectively. The decrease in our effective tax rate is due to the purchase of non-taxable securities.

Net Income. Net income increased by $268,000 for the three months ended March 31, 2004 as compared to the same period in 2003. The primary reason for the increase in net income for the three months ended March 31, 2004 as compared to the same period in 2003 is the increase in net interest income.

Item 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the first quarter of 2004 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN COMMUNITY BANCSHARES, INC.
Date: May 7, 2004	/s/ Gary McGaha
Gary McGaha
President and Director

Date May 7, 2004	/s/ Leslye Grindle
Leslye Grindle
Sr. Vice President and Chief Financial Officer