Form 10QSB
period 2004-06-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2004-08-16
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 333-86082

SOUTHERN COMMUNITY BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	58 – 2639705

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 North Jeff Davis Drive, Fayetteville, Georgia 30214

(Address of principal executive office)

(770) 461-4365

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of August 10, 2004: 1,934,777; no par value

Transitional Small Business Disclosure Format Yes [  ] No [X]

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

INDEX

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet as of June 30, 2004	3
Consolidated Statements of Income for the Three and Six Months ended June 30, 2004 and 2003	4
Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2004 and 2003	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6
Notes to Consolidated Financial Statements	7 - 8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 13
Item 3. Controls and Procedures	13
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	15
Certifications	16 - 21
EX-10.1 AMENDED AND RESTATED TRUST AGREEMENT
EX-10.2 GUARANTEE AGREEMENT BETWEEN THE COMPANY AND WILMINGTON TRUST COMPANY
EX-10.3 JUNIOR SUBORDINATED INDENTURE BETWEEN THE COMPANY AND WILMINGTON TRUST COMPANY
EX-10.4 CHANGE OF CONTROL AGREEMENT BETWEEN THE COMPANY AND LESLYE L. GRINDLE
EX-10.5 CHANGE OF CONTROL AGREEMENT BETWEEN THE COMPANY AND G. WAYNE ROBERTSON
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2004
(Unaudited)

Assets
Cash and due from banks	$5,244,248
Federal funds sold	9,848,000
Securities available-for-sale	50,177,060
Restricted equity securities	1,200,000
Loans	159,891,159
Less allowance for loan losses	1,809,161

Loans, net	158,081,998
Premises and equipment	6,479,679
Other assets	2,838,830

Total assets	$233,869,815

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$21,432,984
Interest-bearing	160,699,843

Total deposits	182,132,827
Securities sold under repurchase agreements	2,850,798
Federal Home Loan Bank advances	24,000,000
Other liabilities	643,011
Subordinated Debentures	5,774,000

Total liabilities	215,400,636

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 1,934,777 shares issued and outstanding	16,050,433
Retained earnings	3,750,294
Accumulated other comprehensive (loss)	(1,331,548)

Total shareholders’ equity	18,469,179

Total liabilities and shareholders’ equity	$233,869,815

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$2,755,564	$1,836,952	$5,172,157	$3,539,181
Taxable securities	456,170	154,050	952,497	293,785
Nontaxable securities	91,246	44,568	182,331	85,195
Federal funds sold	17,315	24,239	30,371	36,806

Total interest income	3,320,295	2,059,809	6,337,356	3,954,967

Interest expense
Deposits	918,913	683,889	1,750,708	1,298,707
Other borrowings	188,282	8,390	334,683	17,660

Total interest expense	1,107,195	692,279	2,085,391	1,316,367

Net interest income	2,213,100	1,367,530	4,251,965	2,638,600
Provision for loan losses	295,000	85,000	448,121	155,000

Net interest income after provision for loan losses	1,918,100	1,282,530	3,803,844	2,483,600

Other income
Service charges on deposit accounts	114,397	82,294	209,841	171,107
Gain on sale of securities available-for-sale	0	40,801	49,185	40,801
Gain on sale of loans	0	0	0	21,113
Other operating income	17,277	13,246	31,603	19,922

Total other income	131,674	136,341	290,629	252,943

Other expenses
Salaries and employee benefits	830,951	483,461	1,517,659	924,814
Equipment and occupancy expenses	176,015	130,453	329,934	244,104
Other operating expenses	462,858	299,279	782,405	553,688

Total other expenses	1,469,824	913,193	2,629,998	1,722,606

Net income before income taxes	579,950	505,678	1,464,775	1,013,937
Income tax expense	186,276	159,750	487,793	352,888

Net income	$393,674	$345,928	$976,682	$661,049

Basic earnings per share	$0.20	$0.18	$0.50	$0.34

Diluted earnings per share	$0.20	$0.18	$0.50	$0.34

Dividends declared per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$393,674	$345,928	$976,682	$661,049

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(1,645,211)	61,126	(962,943))	146,571
Reclassification adjustment for gains realized in net income, net of tax	0	(26,602)	(30,495)	(26,602)

Other comprehensive income (loss)	(1,645,211)	34,524	(993,438)	119,969

Comprehensive (loss)	$(1,251,537)	$380,452	$(16,756)	$781,018

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$976,682	$661,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	167,080	138,364
Provision for loan losses	448,121	155,000
Gain on sale of securities available-for-sale	(49,185)	(40,801)
Increase in interest receivable	(69,206)	(58,728)
Increase in interest payable	1,639	35,656
Net other operating activities	(518,661)	(130,102)

Net cash provided by operating activities	956,470	760,438

INVESTING ACTIVITIES
Purchase of securities available-for-sale	(719,000)	(19,058,762)
Proceeds from maturities of securities available-for-sale	3,595,923	5,501,397
Proceeds from sales of securities available-for-sale	5,192,337	514,500
Purchase of restricted equity securities	(450,000)	(147,100)
Net increase in federal funds sold	(9,232,000)	(12,366,000)
Net increase in loans	(34,748,476)	(11,073,611)
Purchase of premises and equipment	(1,436,337)	(1,001,403)

Net cash used in investing activities	(37,797,553)	(37,630,979)

FINANCING ACTIVITIES
Net increase in deposits	22,357,760	37,753,701
Proceeds from issuance of capital stock	—	705,200
Proceeds from issuance of trust preferred securities		5,774,000
Net decrease in federal funds purchased	—	(719,000)
Net increase in other borrowings	9,000,000	—
Net increase (decrease) in repurchase agreements	1,146,610	(132,653)

Net cash provided by financing activities	38,278,370	37,607,248

Net increase in cash and due from banks	1,437,287	736,707
Cash and due from banks at beginning of period	3,806,961	3,789,657

Cash and due from banks at end of period	$5,244,248	$4,526,364

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

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$393,674	$345,928	$976,682	$661,049
Deduct: Total stock-based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	(8,456)	—	(8,456)	—

Pro forma net income	$385,218	$345,928	$968,226	$661,049

Earnings per share:
Basic - as reported	$0.20	$0.18	$0.50	$0.34

Basic - pro forma	$0.20	$0.18	$0.50	$0.34

Diluted - as reported	$0.20	$0.18	$0.49	$0.34

Diluted - pro forma	$0.20	$0.18	$0.49	$0.34

NOTE 3.	EARNINGS PER CAPITAL SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the periods ended June 30, 2004 and 2003

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$393,674	$345,928	976,681	$661,049

Weighted average capital shares outstanding	1,934,777	1,934,644	1,934,777	1,923,381
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	62,161	7,015	54,694	9,000

Total weighted average capital shares and Capital stock equivalents outstanding	1,996,938	1,941,659	1,989,471	1,932,381

Diluted earnings per capital share	$0.20	$0.18	0.49	$0.34

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

Total assets increased $38 million from $196 million to $234 million, or 19% for the six months ended June 30, 2004. The growth in total assets of $38 million remained the same for both 2004 and 2003. This growth continues to be funded primarily by increases in total deposits, which increased by $22 million and $37 million, respectively, of which $12 million was raised using the brokered CD market during the second quarter of 2004. These brokered CD’s include certificates of deposit outside our local market area and pay slightly higher rates than in market certificates of deposit. These deposits are more likely to move if higher rates are available at maturity. Advances from the Federal Home Loan Bank were also utilized totaling $9 million for the six months ended June 30, 2004. The net increase in total assets for the six months ended June 30, 2004 consisted primarily of an increase of $35 million in total loans, an increase in Federal funds sold of $9 million and a decrease in securities available-for-sale of $10 million. The loan to deposit ratio at June 30, 2004 was 88% compared to 78% at December 31, 2003. The increase in the loan to deposit ratio as compared to December 31, 2003 is due to total loans increasing by $35 million and total deposits only increasing by $22 million.

Shareholders’ equity decreased by $16,700 for the six months ended June 30, 2004. This net decrease consists of net income of $977,000, and an increase in unrealized losses on securities of $1,670,000. The unrealized losses on securities available for sale is directly related to the improvement in the bond market. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized if those securities with unrealized losses are held to maturity.

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

At June 30, 2004, the Bank’s liquidity ratio was 20.79% which is slightly higher than the Bank’s target ratio of 20%.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2004, the Bank’s capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2004 are as follows:

			Regulatory
			Minimum
	Consolidated	Bank	Requirement
Leverage Capital Ratio	8.65%	7.22%	4.00%
Risk-Based Capital Ratios
Core Capital	11.09%	9.26%	4.00%
Total Capital	12.99%	10.27%	8.00%

During the second quarter of 2004, the bank opened two in-store banking facilities, one located in Coweta County and the second located in Clayton County. Additionally, we anticipate opening two traditional branches, one during the third quarter and one during the fourth quarter of 2004. One branch is located in the Henry county market of Locust Grove, the second is located in the Coweta County market of Newnan. The total remaining commitment for these branches in 2004 is estimated at $2.1 million.

The Company issued $5.6 million of Trust Preferred securities in April 2004. These securities are issued by a statutory trust that has been established to facilitate the transaction. The trust is a 100% owned finance subsidiary of the Company. The securities have a 30-year maturity, callable without penalty after five years, and pay a floating rate based on Prime plus 12.5 basis points. The principal balance of these securities, or a portion of the securities qualify as tier one capital. The Company intends to use the proceeds from this transaction to fund asset growth. The Company has unconditionally guaranteed the securities.

We are not aware of any other recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $846,000 and $1,613,000 for the three and six month periods ended June 30, 2004 compared to the same period in 2003. The increase in net interest income is attributable to an increase in earning assets of $70 million as compared to June 2003. Loans increased during this period by $58 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $45 million, which included an increase of $40 million in interest-bearing deposits and an increase of $5 million in non-interest bearing deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the six months ended June 30, 2004 is approximately 7.14% as compared to 7.55%, or a decrease of 41 basis points, for the same period in 2003. The yield on total interest earning assets for the six months ended June 30, 2004 was 6.16% compared to 6.39% for the same period in 2003, or a decrease of 23 basis points. The rate paid on interest bearing liabilities for the same period decreased by only 35 basis points to 2.36% from 2.71%. These decreases in yields are directly related to the continued adjustment of interest rates which tend to lag behind the actual interest rate decline in past years.

Due to the continued decrease in interest rates and increased volume of loans and deposits at their respective current yields, the net interest margin decreased to 4.17% at June 30, 2004 as compared to 4.26% at June 30, 2003. We utilize floors on many of our adjustable rate loans to minimize the impact of changing rates.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a monthly basis and make provisions as necessary. A provision of $448,000 was made during the six month period ending June 30, 2004 based upon this evaluation process as compared to $155,000 for the same period in 2003. The allowance for loan loss as a percentage of total loans was 1.13% at June 30, 2004, 1.13% at December 31, 2003, and 1.20% at June 30, 2003. Management believes the allowance for loan loss at June 30, 2004 is adequate to meet any foreseeable losses in the loan portfolio. The increase in the provision for loan losses as compared to the six month period ended June 30, 2003 is primarily related to the significant growth in our loan portfolio.

At June 30, 2004 and 2003, nonaccrual, past due, and restructured loans were as follows:

	June 30,	June 30,
	2004	2003
	(Dollars in thousands)
Total nonaccruing loans	$644	$454
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	165	97
Restructured loans	—	—

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than ninety days past due, unless the loan is both well- secured and in the process of collection. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

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

Nonaccrual loans and past due loans greater than 90 days increased by $190,000 and $68,000, respectively, compared to the same period in 2003. We do not anticipate any significant losses related to these loans due to adequate collateral values securing the majority of these loans.

Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2004 and 2003 is as follows:

	Six Months Ended
	June 30,
	2004	2003
	(Dollars in thousands)
Average amount of loans outstanding	$145,486	$94,478

Balance of allowance for loan losses at beginning of period	$1,420	$1,141
Loans charged off
Commercial and financial	(39)	—
Real estate	—	(50)
Installment	(20)	(25)

	(59)	(75)

Loans recovered
Commercial and financial	—	—
Real estate	—	—
Installment	—	—

	—	—

Net charge-offs	(59)	(75)

Additions to allowance charged to operating expense during period	448	155

Balance of allowance for loan losses at end of period	1,809	1,221

Ratio of net loans charged-off during the period to average loans outstanding	0.04%	0.08%

Other Income. Other income decreased by $8,000 for the three months ended June 30, 2004, and increased $35,000 for the six months ended June 30, 2004 compared to the same periods in 2003. Mortgage origination fees increase $8,000 and $14,000 for the three and six months ended June 30, 2004. Gains on sales of securities available-for-sale affected both periods with a decrease of $41,000 for the three months ended June 30, 2004 and an increase of $8,000 for the six months ended June 30, 2004 compared to the same periods in 2003. Deposit service charges increased $32,000 and $38,000 for the three and six months ended June 30, 2004 compared to the same periods in 2003 which is directly related to the growth in deposit accounts. Gains on sale of loans decreased by $18,000 for the six months ended June 30, 2004 compared to the same period in 2003.

Other Expenses. Other expenses increased by $554,000 and $904,000 for the three and six months ended June 30, 2004 compared to the same periods in 2003. The most significant increases in 2004 are increases of $347,000 and $593,000 in salaries and employee benefits and other operating expenses of $161,000 and $226,000 for the three and six months ended June 30, 2004. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees. At June 30, 2004, the number of full-time equivalent employees was 60 compared to 40 at June 30, 2003. The increase in the number of full-time equivalent employees is directly related to the growth of the Company and the hiring for both in-store banking facilities which opened during the second quarter of 2004. The increases in other operating expenses are not attributable to any one particular item, but represent normal increases. Equipment and occupancy expenses increased $45,000 and $86,000 for the three and six months ended June 30, 2004. This increase is directly related to equipment purchases for new employees and occupancy expenses related to the opening of our two new locations.

Income Taxes. Income tax expense increased by $27,000 and $135,000 for the three and six months ended June 30, 2004 as compared to the same period in 2003. The increase in income tax expense is directly related to the increase in income before taxes of $74,000 and $451,000 for the three and six months ended June 30, 2004 as compared to the same periods in 2003. The effective tax rate for 2004 and 2003 was 33.3% and 34.8%, respectively. The decrease in our effective tax rate is due to the increase in nontaxable securities.

Net Income. Net income increased by $48,000 and $316,000 for the three and six months ended June 30, 2004 as compared to the same periods in 2003. The primary reason for the increase in net income for the three and six months ended June 30, 2004 as compared to the same period in 2003 is the increase in net interest income.

Item 3.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of 2004 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the shareholders of Southern Community Bancshares, Inc. was held on May 27, 2004. A total of 1,104,220 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:

(a) The following class III directors were elected:

Directors	For	Against	Abstain
George R. Davis, Sr.	1,104,220	—	—
Robert B. Dixon, Jr.	1,104,220	—	—
Gary D. McGaha	1,104,220	—	—
William M. Strain	1,104,220	—	—

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Amended and Restated Trust Agreement among the Company, Wilmington Trust Company, and the Trust Administrator, dated as of April 28, 2004.

	10.2	Guarantee Agreement between the Company and Wilmington Trust company, dated as of April 28, 2004.

	10.3	Junior Subordinated indenture between the Company and Wilmington Trust company, dated as of April 28, 2004.

	10.4	Change of Control Agreement between the Company and Leslye L. Grindle

	10.5	Change of Control Agreement between the Company and G. Wayne Robertson.

	31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.
Date: August 16, 2004	/s/ Gary McGaha
Gary McGaha
President and Director

Date August 16, 2004	/s/ Leslye Grindle
Leslye Grindle
Sr. Vice President and Chief Financial Officer