Form 10QSB
period 2004-09-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2004-11-15
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of November 12, 2004: 2,579,477; no par value

Transitional Small Business Disclosure Format Yes [  ] No [X]

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

PART I. Financial Information

ITEM 1. Financial Statements

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

September 30, 2004
(Unaudited)

Assets
Cash and due from banks	$6,349,920
Federal funds sold	4,387,000
Securities available-for-sale	50,735,316
Restricted equity securities	1,200,000
Loans	179,637,707
Less allowance for loan losses	2,049,347

Loans, net	177,588,360
Premises and equipment	7,506,637
Other assets	2,511,214

Total assets	$250,278,447

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$21,345,853
Interest-bearing	173,751,350

Total deposits	195,097,203
Federal Home Loan Bank advances	24,000,000
Securities sold under repurchase agreements	4,579,209
Other liabilities	758,062
Subordinated debentures	5,774,000

Total liabilities	230,208,474

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 2,579,477 shares issued and outstanding	16,046,371
Retained earnings	4,155,871
Accumulated other comprehensive loss	(132,269)

Total shareholders’ equity	20,069,973

Total liabilities and shareholders’ equity	$250,278,447

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$2,944,356	$1,986,917	$8,116,513	$5,526,098
Taxable securities	441,335	340,132	1,393,832	633,917
Nontaxable securities	94,803	62,968	277,134	148,163
Federal funds sold	34,384	15,204	64,755	52,010

Total interest income	3,514,878	2,405,221	9,852,234	6,360,188

Interest expense
Deposits	983,946	822,601	2,734,654	2,121,308
Other borrowings	223,039	37,535	557,722	55,195

Total interest expense	1,206,985	860,136	3,292,376	2,176,503

Net interest income	2,307,893	1,545,085	6,559,858	4,183,685
Provision for loan losses	245,000	155,000	693,121	310,000

Net interest income after provision for loan losses	2,062,893	1,390,085	5,866,737	3,873,685

Other income
Service charges on deposit accounts	122,851	99,223	332,692	270,329
Gain on sale of securities available-for-sale	36,231	15,500	85,416	56,301
Gain on sale of loans	—	—	—	21,113
Other operating income	13,199	27,178	44,802	47,100

Total other income	172,281	141,901	462,910	394,843

Other expenses
Salaries and employee benefits	940,525	555,037	2,458,184	1,479,851
Equipment and occupancy expenses	239,718	138,004	569,652	382,108
Other operating expenses	458,412	346,456	1,240,817	900,144

Total other expenses	1,638,655	1,039,497	4,268,653	2,762,103

Net income before income taxes	596,519	492,489	2,060,994	1,506,425
Income tax expense	190,941	164,441	678,734	517,329

Net income	$405,578	$328,048	$1,382,260	$989,096

Basic earnings per share	$0.16	$0.12	$0.54	$0.38

Diluted earnings per share	$0.15	$0.12	$0.52	$0.38

Dividends declared per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$405,578	$328,048	$1,382,260	$989,096

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	1,221,742	(683,384)	258,800	(536,814)
Reclassification adjustment for gains realized in net income, net of tax	(22,463)	(10,106)	(52,958)	(36,708)

Other comprehensive income (loss)	1,199,279	(693,490)	205,842	(573,522)

Comprehensive income (loss)	$1,604,857	$(365,442)	$1,588,102	$415,574

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$1,382,260	$989,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	282,412	217,185
Provision for loan losses	693,121	310,000
Gain on sale of securities available-for-sale	(85,416)	(56,301)
Increase in interest receivable	(368,742)	(172,117)
Increase in interest payable	10,038	118,690
Net other operating activities	(519,899)	(296,806)

Net cash provided by operating activities	1,393,774	1,109,747

INVESTING ACTIVITIES
Purchase of securities available-for-sale	(3,219,955)	(50,684,115)
Proceeds from maturities of securities available-for-sale	4,396,586	11,159,257
Proceeds from sales of securities available-for-sale	8,304,924	2,314,969
Purchase of restricted equity securities	(450,000)	(608,200)
Net increase in federal funds sold	(3,771,000)	(2,369,000)
Net increase in loans	(54,499,838)	(18,570,575)
Purchase of premises and equipment	(2,578,627)	(1,100,420)

Net cash used in investing activities	(51,817,910)	(59,858,084)

FINANCING ACTIVITIES
Net increase in deposits	35,322,136	44,413,275
Proceeds from issuance of capital stock	—	705,200
Payment for fractional shares	(4,062)	—
Proceeds from issuance of trust preferred securities	5,774,000	—
Net decrease in federal funds purchased	—	(719,000)
Net Increase in Federal Home Loan Bank advances	9,000,000	15,000,000
Net Increase (decrease) in repurchase agreements	2,875,021	(1,327,241)

Net cash provided by financing activities	52,967,095	58,072,234

Net increase (decrease) in cash and due from banks	2,542,959	(676,103)
Cash and due from banks at beginning of year	3,806,961	3,789,657

Cash and due from banks at end of period	$6,349,920	$3,113,554

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

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At September 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$405,578	$328,048	$1,382,260	$989,096
Deduct: Total stock-based employee compensation expense determined under fair value based Method for all awards, net of related tax effects	—	—	(8,456)	—

Pro forma net income	$405,578	$328,048	$1,373,804	$989,096

Earnings per share:
Basic - as reported	$0.16	$0.12	$0.54	$0.38

Basic - pro forma	$0.16	$0.12	$0.53	$0.38

Diluted - as reported	$0.15	$0.12	$0.52	$0.38

Diluted - pro forma	$0.15	$0.12	$0.51	$0.38

NOTE 3. EARNINGS PER CAPITAL SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the periods ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$405,578	$328,048	1,382,260	$989,096

Weighted average capital shares outstanding	2,579,477	2,579,525	2,579,477	2,569,936
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	92,610	9,353	71,632	12,000

Total weighted average capital shares and Capital stock equivalents outstanding	2,672,087	2,588,878	2,651,109	2,581,986

Diluted earnings per capital share	$0.15	$0.12	0.52	$0.38

NOTE 4. STOCK SPLIT

On July 20, 2004, the Company declared a four for three stock split payable to shareholders of record on September 1, 2004. The earnings per common share for all periods have been retroactively adjusted for this split as if it occurred on January 1, 2003.

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

FINANCIAL CONDITION

Total assets increased $54.6 million from $195.6 million to $250.3 million, or 28% for the nine months ended September 30, 2004. The increase in total assets in 2004 is slightly less than the $58.5 million growth for the same period in 2003. This growth continues to be funded primarily by increases in total deposits, which increased by $35 million, of which $12 million was raised using the brokered CD market during the second quarter of 2004. These brokered CD’s include certificates of deposit outside our local market area and pay slightly higher rates than in market certificates of deposit. These deposits are more likely to move if higher rates are available at maturity. Advances from the Federal Home Loan Bank were also utilized totaling $9 million for the nine months ended September 30, 2004. In addition, proceeds from securities sold under repurchase agreements and subordinated debentures provided funding for loan growth of $2.9 million and $5.8 million, respectively, during the nine month period. The net increase in total assets for the nine months ended September 30, 2004 consisted primarily of an increase of $54 million in total loans. The loan to deposit ratio at September 30, 2004 was 92% compared to 78% at December 31, 2003. The increase in the loan to deposit ratio as compared to

December 31, 2003 is due to total loans increasing by $54 million and total deposits only increasing by $35 million.

Shareholders’ equity increased by $1.6 million for the nine months ended September 30, 2004. This net increase consists of net income of $1.4 million, and a decrease in unrealized losses on securities of $206,000. The unrealized losses on securities available for sale is directly related to the improvement in the bond market. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.

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

At September 30, 2004, the Bank’s liquidity ratio was 16.46%, which is lower than the Bank’s target ratio of 20%. The Bank has an available borrowing capacity to meet any unexpected liquidity needs. In addition, the Company has cash available that could be injected into the Bank to meet capital and liquidity needs.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2004, the Bank was considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at September 30, 2004 are as follows:

			Regulatory
			Minimum
	Consolidated	Bank	Requirement
Leverage Capital Ratio	8.20%	7.30%	4.00%
Risk-Based Capital Ratios
Core Capital	10.32%	9.19%	4.00%
Total Capital	12.17%	10.24%	8.00%

During 2004, the bank opened three branches, two during the second quarter, of which both are in-store banking facilities, one located in Coweta county and the second in Clayton county. The third is a traditional branch which opened during the third quarter and is located in Locust Grove, which is in Henry county. In addition, we own a piece of property located within Coweta County with an expected branch opening during the first quarter of 2005 with a remaining commitment of approximately $1.1 million.

The Board of Directors approved a four for three (33 1/3%) stock split payable on September 15, 2004. As a result of the split, 644,700 shares were paid to shareholders of record on September 1, 2004. Fractional shares were paid in cash totaling $4,062.00 and were based on the closing price on September 15, 2004 of $18.00 per whole share. The stock split did not affect our overall capital position.

Except as described above, we are not aware of any recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $763,000 and $2,376,000 for the three and nine month periods ended September 30, 2004 compared to the same period in 2003. The increase in net interest income is attributable to an increase in earning assets of $64 million as compared to September 30, 2003. Loans increased during this period by $70 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $51 million, which included an increase of $47 million in interest-bearing deposits and an increase of $4 million in non-interest bearing deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the nine months ended September 30, 2004 was approximately 7.03% as compared to 7.54%, for the same period in 2003, or a decrease of 51 basis points. The yield on total interest earning assets for the nine months ended September 30, 2004 was 6.12% compared to 6.22% for the same period in 2003, or a decrease of 10 basis points. The rate paid on interest bearing liabilities for the same period decreased by 32 basis points to 2.34% from 2.66%. These decreases in yields are directly related to the continued adjustment of interest rates which tend to lag behind the actual interest rate decline in past years.

Due to the recent increase in interest rates and increased volume of loans and deposits at their respective current yields, the net interest margin increased to 4.13% at September 30, 2004 as compared to 4.09% at September 30, 2003.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a monthly basis and make provisions as necessary. Provisions of $693,000 and $245,000 were made during the three and nine month periods ending September 30, 2004, respectively, based upon this evaluation process as compared to $155,000 and $310,000 for the same periods in 2003. The allowance for loan loss as a percentage of total loans was 1.14% at September 30, 2004 and 1.13% at December 31, 2003. Even with the increase in nonaccrual loans discussed below, management believes the allowance for loan loss at September 30, 2004 is adequate to meet any foreseeable losses in the loan portfolio. The increase in the provision for loan losses as compared to the nine month period ended September 30, 2003 is primarily related to the significant growth in our loan portfolio combined with increases in nonperforming loans.

At September 30, 2004 and 2003, nonaccrual, past due, and restructured loans were as follows:

	September 30,	September 30,
	2004	2003
	(Dollars in thousands)
Total nonaccruing loans	$4,629	$348
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	70	—
Restructured loans	—	—

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

Nonaccrual loans and past due loans greater than 90 days increased by $4,281,000 and $70,000, respectively, compared to the same period in 2003. This increase in nonaccrual loans is concentrated in three credits totaling $3,965,000. Two of the three credits are secured by commercial real estate and the third credit is secured by various business assets. There is no relation between the three credits. Due to the collateral securing these credits, we estimate our losses related to these credits to not exceed $384,000 based on our evaluation at September 30, 2004. At September 30, 2004, $384,000 of the allowances for loan losses is allocated to these credits. Additional losses could possibly be incurred if foreclosure and liquidation procedures are necessary. We do not anticipate any significant losses related to remaining $664,000 in nonaccrual loans due to adequate collateral values securing the majority of these loans.

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2004 and 2003 is as follows:

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in thousands)
Average amount of loans outstanding	$153,088	$98,005

Balance of allowance for loan losses at beginning of period	$1,420	$1,141

Loans charged off
Commercial and financial	(42)	—
Real estate	—	(116)
Installment	(22)	(25)

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in thousands)
	(64)	(141)

Loans recovered
Commercial and financial	—	—
Real estate	—	—
Installment	—	—

	—	—

Net charge-offs	(64)	(141)

Additions to allowance charged to operating expense during period	693	310

Balance of allowance for loan losses at end of period	2,049	1,310

Ratio of net loans charged-off during the period to average loans outstanding	0.04%	0.14%

Other Income. Other income increased by $30,000 and $68,000 for the three and nine months ended September 30, 2004 compared to the same periods in 2003. Mortgage origination fees, which are included in other operating income, decreased $10,000 for the three months ended September 30, 2004, and increased $4,000 for the nine months ended September 30, 2004 compared to the same periods in 2003. Gains on sales of securities available-for-sale affected both periods with an increase of $21,000 and $29,000 for the three and nine months ended September 30, 2004 compared to the same periods in 2003. Deposit service charges increased $24,000 and $62,000 for the three and nine months ended September 30, 2004 compared to the same periods in 2003, which is directly related to the growth in deposit accounts. Brokerage fees, also included in other operating income, decreased by $5,000 and $6,000 for the three and nine months ended September 30, 2004 compared to the same periods in 2003. Gains on sale of SBA loans decreased by $21,000 for the nine months ended September 30, 2004 compared to the same period in 2003.

Other Expenses. Other expenses increased by $599,000 and $1,507,000 for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The most significant increases in 2004 are increases of $385,000 and $978,000 in salaries and employee benefits and other operating expenses of $112,000 and $341,000 for the three and nine months ended September 30, 2004. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees. At September 30, 2004, the number of full-time equivalent employees was 68 compared to 41 at September 30, 2003. The increase in the number of full-time equivalent employees is directly related to the growth of the Company and the hiring for both in-store banking facilities, which opened during the second quarter of 2004 and one traditional branch which opened during the third quarter of 2004. The most significant increases in the other operating expense category were Data Processing expenses, which increased by $54,000 and $70,000 for the three and nine months ended September 30, 2004, and Stationary and Supplies which increased by $21,000 and $34,000 for the three and nine months ended September 30, 2004, both of which are directly related to the additional branches and the growth of the company. Equipment and occupancy expenses increased $102,000 and $188,000 for the three and nine months ended September 30, 2004. This increase is directly related to equipment purchases for new employees and occupancy expenses related to the opening of our three new locations.

Income Taxes. Income tax expense increased by $27,000 and $161,000 for the three and nine months ended September 30, 2004 as compared to the same periods in 2003. The increase in income tax expense is directly related to the increase in income before taxes of $104,000 and $555,000 for the three and nine months ended September 30, 2004 as compared to the same periods in 2003. The effective tax rate for the nine month periods in 2004 and 2003 was 32.9% and 34.3%, respectively. The decrease in our effective tax rate is due to the increase in nontaxable securities.

Net Income. Net income increased by $78,000 and $393,000 for the three and nine months ended September 30, 2004 as compared to the same periods in 2003. The primary reason for the increase in net income for the three and nine months ended September 30, 2004 as compared to the same period in 2003, is the continued growth of the Company. The details of the items of income and expenses are described above.

Item 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of 2004 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

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

SOUTHERN COMMUNITY
BANCSHARES, INC.

Date: November 12, 2004	/s/ Gary McGaha

Gary McGaha
President and CEO

Date November 12, 2004	/s/ Leslye Grindle

Leslye Grindle
Sr. Vice President and
Chief Financial Officer