Form 10KSB
period 2004-12-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2005-03-31
CIK 1171017

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, no par value
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     Revenues for the Registrant’s fiscal year ended December 31, 2004 total $14,184,000.

     The registrant’s voting stock trades over the counter (OTC) under the symbol “SNCB.” The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on March 15, 2005 was approximately $32,073,239. There were 2,581,060 shares of Common Stock outstanding as of March 15, 2005.

Transitional Small Business Disclosure Format (check one): Yes            No ☑

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

SOUTHERN COMMUNITY BANCSHARES, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2004

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

Employees

     As of March 15, 2005, the Bank had 75 full-time employees. The employees are not represented by a collective bargaining unit. The Company and the Bank believe their relationships with their employees to be good. The Company currently does not have any employees.

Customers

     It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of the Company.

Competition

     All phases of the Company’s banking activities are highly competitive. The Company competes actively with commercial banks, as well as finance companies, credit unions, and other financial institutions located within its primary market area of Fayette, Coweta, Henry and Clayton Counties, Georgia.

     Based on total deposits of approximately $216 million at December 31, 2004, the Bank represents approximately 12.8% of the market share in the Fayette County market. Seven major regional banks represent approximately 52% of the deposits in the Fayette County market. The larger financial institutions have greater resources and lending limits than the Bank, and the seven major regional banking institutions have twenty-one branches in the county. There are several credit unions located within our market area. Since credit unions are not subject to income taxes, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank. The FDIC publishes the market share data for the period ending June 30th of each year. This information was not available for our branches located in Henry, Clayton and Coweta counties due to the opening of these offices after this date in 2004.

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

Types of Loans

     Below is a description of the principal categories of loans made by the Bank and the relative risks involved with each category.

Consumer Loans

     The Bank offers a variety of loans to retail customers in the communities we serve. Consumer loans in general carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate but less risky than commercial loans. Risk of default is generally determined by the well being of the national and local economies. During times of economic stress there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt. Risk on consumer type loans is generally managed though policy limitations on debt levels consumer borrowers may carry and limitations on loan terms and amounts depending upon collateral type.

     Various types of consumer loans include the following:

•	Home equity loans – open and closed end

•	Vehicle financing

•	Loans secured by deposits

•	Overdraft protection lines

•	Secured and unsecured personal loans

     The various types of consumer loans all carry varying degrees of risk for the Bank. Loans secured by deposits carry little or no risk and in our experience have had a zero default rate. Home equity lines carry additional risk because of the increased difficulty of converting real estate to cash in the event of a default. However, underwriting policy provides mitigation to this risk in the form of a maximum loan to value ratio of 90% on a collateral type that has historically appreciated in value. The Bank also requires the customer to carry adequate insurance coverage to pay all mortgage debt in full if the collateral is destroyed. Vehicle financing carries additional risks over loans secured by real estate in that the collateral is declining in value over the life of the loan and is mobile. Risks inherent in vehicle financing are managed by matching the loan term with the age and remaining useful life of the collateral to ensure the customer always has an equity position and is never “upside down.” Collateral is protected by requiring the customer to carry insurance showing the bank as loss payee. The Bank also has a blanket policy that covers the Bank in the event of a lapse in the borrowers coverage and also provides assistance in locating collateral when necessary. Secured personal loans carry additional risks over the previous types in that they are generally smaller and made to borrowers with somewhat limited financial resources and credit histories. These loans are secured by a variety of collateral with varying degrees of marketability in the event of default. Risk on these types of loans is managed primarily at the underwriting level with strict adherence to debt to income ratio limitations and conservative collateral valuations. Overdraft protection lines and other unsecured personal loans carry the greatest degree of risk in the consumer portfolio. Without collateral, the Bank is completely dependent on the commitment of the borrower to repay and the stability of the borrower’s income stream. Again, primary risk management occurs at the underwriting stage with strict adherence to debt to income ratios, time in present job and in industry and policy guidelines relative to loan size as a percentage of net worth and liquid assets.

Commercial and Industrial Loans

     The Bank makes loans to small and medium sized businesses in our primary trade area for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. Commercial loans are granted to borrowers based on cash flow, ability to repay and degree of management expertise. This type loan may be subject to many different types of risk, which will differ depending on the particular industry a borrower is involved with. General risks to an industry, or segment of an industry, are monitored by senior management on an ongoing basis. When warranted, individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed at a Loan Committee or Board of Directors level. On a regular basis, commercial and industrial borrowers are required to submit statements of financial condition relative to their business to the Bank for review. These statements are analyzed for trends and the loan is assigned a credit grade accordingly. Based on this grade the loan may receive an increased degree of scrutiny by management up to and including additional loss reserves being required.

     This type loan will usually be collateralized. Generally, business assets are used and may consist of general intangibles, inventory, equipment or real estate. Collateral is subject to risk relative to conversion to a liquid asset if necessary as well as risks associated with degree of specialization, mobility and general collectability in a default situation. To mitigate this risk to collateral, it is underwritten to strict standards including valuations and general acceptability based on the Bank’s ability to monitor its ongoing health and value.

Commercial Real Estate

     The Bank grants loans to borrowers secured by commercial real estate located in our market area. In underwriting these type loans we consider the historic and projected future cash flows of the real estate. We make an assessment of the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant standpoint. We will generally lend up to a maximum 75% loan to value ratio and require a minimum debt coverage ratio of 1.25% or other compensating factors.

     Commercial real estate offers some risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also commercial real estate loans typically involve relatively large loan balances to single borrowers. To mitigate these risks, we monitor our loan concentration and loans are audited by a third party auditor. This type loan generally has a shorter maturity than other loan types giving the bank an opportunity to reprice, restructure or decline to renew the credit. As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance. A lower grade will bring increased scrutiny by management and the Board of Directors.

Construction and Development Loans

     The Bank makes residential construction and development loans to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers already secured. This type loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress this type loan has typically had a greater degree of risk than other loan types. To mitigate that risk, the Board of Directors and management reviews the entire portfolio on a monthly basis. The percentage of our portfolio being built on a speculative basis is tracked very closely. On a quarterly basis the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas. To further mitigate risk, this type loan is accorded a larger percentage loan loss allowance than other loan types. Loan policy also provides for limits on speculative lending by borrower and by real estate project.

Management’s Policy for determining the Loan Loss Allowance

     In calculating the adequacy of the loan loss allowance, the portfolio is sectioned to include the general portfolio, loans specifically identified to have some weakness, areas of industry concentration, areas presenting higher than normal risk by their nature and commitments presently unfunded. The general portfolio includes loans presenting a normal level of risk which are performing and adequately collateralized. Due to the age of the Bank a reserve percentage is set based on current peer experience as reported in the FDIC Quarterly Banking Profile. Loans specifically identified to have some weakness are individually analyzed as to borrower repayment ability and collateral adequacy and a specific reserve amount is individually assigned based on this analysis. Also considered in this analysis are loss factors depending on loan grade as set by bank loan policy and followed by regulatory agencies. Industry concentrations in residential construction and development lending are accorded a higher level than the general portfolio due to the increased risk to the bank any asset concentration causes. Areas presenting higher than normal risk by their nature are then examined. Overdrafts are funded at 100% and accounts receivable financing are funded at a higher rate than the general portfolio due to the historical record of higher losses across the banking industry. Finally, an amount is determined based on current economic trends within our market, current level of expertise within the loan department relative to our size, level of non performing and delinquent loans and level of recoveries to charge offs. The amount is calculated through a questionnaire that ranks the relative strength or weakness of these areas for our bank.

Management’s Policy for Investing in Securities

     Funds that are not otherwise needed to meet the loan demand of the Bank may be invested in accordance with the Bank’s investment policy. The purpose of the investment policy is to provide a guideline by which these funds can best be invested to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure. The investment policy will adhere to the following objectives:

•	Provide an investment medium for funds which are not needed to meet loan demand, or deposit withdrawal.

•	Optimize income generated from the investment account consistent with the stated objectives for liquidity and quality standards.

•	Meet regulatory standards.

•	Provide collateral which the financial institution is required to pledge against public monies.

•	Provide an investment medium for funds which may be needed for liquidity purposes.

•	Provide an investment medium which will balance market and credit risk for other assets and the financial institution’s liability structure.

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

     Applying these dividend restrictions, and without prior approval of the Georgia Department of Banking and Finance, as of December 31, 2004, the Bank could pay out $953,000 in dividends. Our ability to pay dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 Capital, which is common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of Tier 2 Capital, which is subordinated debt, other preferred stock and a limited amount of loan loss reserves. As of December 31, 2004, the Company’s total risk-based capital ratio and its Tier 1 risk-based capital ratio were 13.67% and 12.69%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet specified criteria. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company’s leverage ratio as of December 31, 2004 was 9.84%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Company of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to it.

     The Bank also is subject to risk-based and leverage capital requirements adopted by the Federal Reserve, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2004. We have not been advised by any federal banking agency of any specific capital ratio requirement applicable to the Bank.

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

     As of December 31, 2004, the Bank had the requisite capital levels to qualify as “well capitalized.”

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

ITEM 2. DESCRIPTION OF PROPERTY

     As of December 31, 2004, the principal offices of the Company and the Bank were located at 525 North Jeff Davis Drive, Fayetteville, Georgia 30214. The Bank owns this property and the property located at 1500 Commerce Drive, Peachtree City, Georgia 30269, 4910 Bill Gardner Parkway, Locust Grove, Georgia 30248 and the property currently under construction at 2245 E. Hwy 34, Newnan, Georgia 30265. Neither the Company nor the Bank has any other properties. Management believes that the physical facilities maintained by the Company and the Bank are suitable for its current operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company and the Bank are subject to claims and litigation in the ordinary course of business. We believe that any pending claims and litigation will not have a material adverse effect on the Company’s consolidated position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

     The Company’s Common Stock is traded over the counter (OTC), under the symbol “SNCB.OB”

     There were approximately 671 holders of record of the common stock as of December 31, 2004.

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

	Estimated Price Range Per Share
	High	Low
	$	$
2004
First Quarter	$19.69	$11.25
Second Quarter	19.69	13.31
Third Quarter	21.00	18.00
Fourth Quarter	20.99	19.50

2003
First Quarter	$8.46	$8.46
Second Quarter	8.46	8.46
Third Quarter	8.46	8.46
Fourth Quarter	10.69	8.44

     The Board of Directors approved a four for three (33 1/3%) stock split payable on September 15, 2004. All prices above have been restated to reflect the stock split. The dividend totaled 644,700 shares paid to shareholders of record on September 1, 2004. Fractional shares were paid in cash totaling $4,062 and were based on the closing price on September 15, 2004 of $25.50 per whole share.

The following chart sets forth certain information relating to the Company’s equity compensation plans.

Equity Compensation Plan Information

Number of
securities
remaining
available for
future issuance
	Number of		under equity
	securities to be	Weighted	compensation
	issued upon	average exercise	plans
	exercise of	price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	213,538	$6.94	30,206
Equity compensation plans not approved by security holders	—	—	—
Total	213,538	$6.94	30,206

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is a discussion of our financial condition at December 31, 2004 and 2003 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

OVERVIEW

     The year 2004 was highlighted by reporting net income of $1,680,323. Our primary market area of Fayette, Coweta, Henry and Clayton Counties, Georgia, continues to grow, and we are strategically positioned to take advantage of the growth. The area’s growth should provide a base for continued profitability.

FINANCIAL CONDITION AS OF DECEMBER 31, 2004 AND 2003

     Following is a summary of our balance sheets for the years indicated:

	December 31,
	2004	2003

	(Dollars in Thousands)
Cash and due from banks	$3,644	$3,723
Interest bearing deposits in banks	2,038	84
Federal funds sold	18,378	616
Securities	50,616	59,799
Restricted equity securities	1,471	750
Loans, net	184,721	123,782
Premises and equipment	7,777	5,210
Other assets	2,600	1,682

	$271,245	$195,646

Total deposits	$215,764	$159,775
Other borrowings	24,000	15,000
Securities sold under repurchase agreements	4,753	1,704

Other liabilities	698	681
Subordinated debentures	5,774	—
Shareholders’ equity	20,256	18,486

	$271,245	$195,646

FINANCIAL CONDITION AS OF DECEMBER 31, 2004 AND 2003

     As of December 31, 2004, we had total assets of $271 million, an increase of 39% over December 31, 2003. Total interest-earning assets were $259 million as of December 31, 2004, or 96% of total assets as compared to $186 million or 95% of total assets as of December 31, 2003. Our primary interest-earning assets as of December 31, 2004 were loans, which made up 72% of total interest-earning assets, as compared to 67% as of December 31, 2003. Our loan to deposit ratio was 86% as of December 31, 2004, as compared to 78% as of December 31, 2003. Loan growth in 2004 of $61 million was funded by deposit growth in 2004 of $56 million and additional borrowings from the FHLB of $9 million. These borrowings from the Federal Home Loan Bank are priced using the Daily Rate Credit and matured on February 9, 2005. Securities decreased by $9 million in 2004 while Federal Funds sold increased by $18 million. Fixed assets increased by $2.6 million due to the purchase of land in Coweta County, the construction costs associated with that location and the remaining construction costs associated with our Locust Grove facility.

     Our securities portfolio, consisting of U.S. Government and Agency securities, state and municipal securities and mortgage-backed securities, amounted to $51 million as of December 31, 2004. Net unrealized losses on securities amounted to ($407,000) as of December 31, 2004 as compared to ($545,000) as of December 31, 2003. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

     We have 84% of our loan portfolio collateralized by real estate located in our primary market area of Fayette, Coweta, Henry and Clayton County, Georgia and surrounding counties. Our real estate construction portfolio consists of loans primarily collateralized by one to four family residential properties, which comprise 30% of the loan portfolio. Real estate mortgage loans secured by one to four family residential properties comprise 21% of the loan portfolio, and nonresidential real estate mortgage loans consisting primarily of small business commercial properties total 33% of the loan portfolio. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value. The remaining 16% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

The following table sets forth certain information about contractual cash obligations as of December 31, 2004.

		Payments Due After December 31, 2004
		1 Year	1 - 3	4 - 5	After 5
	Total	or Less	Years	Years	Years
Short-term borrowings	$4,753	$4,753	$—	$—	$—
Time certificates of deposit	136,032	69,548	62,288	14,246	—

Federal Home Loan Bank advances	24,000	9,000	—	15,000	—
Subordinated debentures	5,774	—	—	—	5,774

Total contractual cash obligations	$170,559	$83,301	$52,238	$29,246	$5,774

     Our operating leases represent short-term obligations, normally with maturities of one year or less. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.

     At December 31, 2004, we had $512,000 in binding commitments for capital expenditures.

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

     As of December 31, 2004, we had loan commitments outstanding of $35 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. As of December 31, 2004, we had arrangements with two commercial banks for additional short-term advances of $10.4 million in aggregate. The Bank has also executed a blanket lien agreement with the Federal Home Loan Bank of Atlanta under which the Bank’s one to four family residential loans and securities were pledged against borrowings in the amount of $24,000,000.

     As of December 31, 2004, our capital ratios were considered well capitalized based on regulatory minimum capital requirements. Our shareholders’ equity increased in 2004 primerily due to the retention of net income in 2004 of $1,680,323 and unrealized gains on securities available to sale of $85,661.

     In the future, the primary source of funds available to the holding company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could pay $953,000 in dividends without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of December 31, 2004 are as follows:

		Regulatory
	Actual	Requirements
Leverage capital ratio	7.29%	5%
Risk based capital ratios:
Core capital	9.41%	6%
Total capital	10.39%	10%

     These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings will assist in keeping these ratios at satisfactory levels. In addition, the Company has the ability to inject additional capital into the Bank if considered necessary. During 2004 the Company issued $5,774,000 of trust preferred securities which were invested in subordinated debentures issued by the bank. See Note 8 to the Notes to Consolidated Financial Statements for additional details.

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

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

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

Income Taxes

     We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 11 to the Notes to Consolidated Financial Statements for additional details.

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

     The future tax consequences of the differences between the financial reporting and tax basis of the Bank’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance was not required as of December 31, 2004 as the realization of the deferred tax assets was determined to be probable.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

     The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
Interest income	$13,570	$9,095
Interest expense	4,665	3,105
Net interest income	8,905	5,990
Provision for loan losses	1,031	420
Other income	613	722
Other expenses	6,046	3,903
Pretax income	2,441	2,389
Income taxes	761	797
Net income	$1,680	$1,592

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

     Our net yield on average interest-earning assets was 3.97% in 2004 as compared to 4.06% in 2003. Average loans increased by $58 million, and the remaining average interest earning assets increased by $19 million which combined accounted for a $77 million increase in total average interest-earning assets in 2004. Average interest-bearing liabilities increased by $72 million with average interest-bearing demand and savings, and time deposits accounting for $16 and $34 million of this increase, respectively. The rate earned on average interest-earning assets decreased to 6.05% in 2004 from 6.16% in 2003. The rate paid on average interest-bearing liabilities decreased to 2.41% in 2004 from 2.55% in 2003. The increase in net interest income was due to the significant increase in volume of interest-earning assets in comparison to 2003. In 2004, the yields on interest-earning assets decreased by 11 basis points while the rate paid on interest-bearing liabilities decreased by 14 basis points, yielding an increase in net interest spread of 3 basis points in 2004. For the year ended December 31, 2003, the net interest spread decreased by 51 basis points. The increase in 2004 is consistent with the gradual increase in interest rates over the past year.

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $1,031,000 in 2004 as compared to $420,000 in 2003. The amounts provided were due primarily to the growth of the loan portfolio, the inherent risk in the loan portfolio, and the increase in non-accrual loans as of December 31, 2004. Based upon our evaluation of the loan portfolio, we believe the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, past experience, underlying collateral values and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2004, we had $4,812,000 in non-accrual loans as compared to $444,000 as of December 31, 2003. This increase in non-accrual loans is concentrated in three credits totaling $3,918,000. Two of the three credits are secured by commercial real estate and the third credit is secured by various business assets. There is no relation between the three credits. Due to the collateral securing these credits, we estimate our losses related to these credits to not exceed $339,000 based on our evaluation at December 31, 2004. At December 31, 2004, $339,000 of the allowances for loan losses is allocated to these credits. Additional losses could possibly be incurred if foreclosure and liquidation procedures are necessary. We do not anticipate any significant losses related to the remaining $894,000 in non accrual loans due to adequate collateral values securing the majority of these loans. The allowance for loan losses as a percentage of total loans as of December 31, 2004 and 2003 was 1.08% and 1.13%, respectively. Actual loan charge-offs were $434,428 during 2004, as compared to $141,616 during 2003, which included write-downs related to the three credits mentioned above of $299,809. As of March 28, 2005 the Company’s non accrual loans totaled $2,190,768. There were no significant losses related to this reduction in non accrual loans.

OTHER INCOME

     Other income consists of service charges on deposit accounts, gain on sale of securities and other operating income. Other income decreased to $613,000 in 2004, from $722,000 in 2003. This decrease is due primarily to a decrease in gain on sales of securities of $184,000 and a decrease in gain on sale of loans of $21,000. Service charges on deposit accounts increased by $90,000, while other operating income increase by only $6,000.

OTHER EXPENSE

     Other expenses were $6,046,000 in 2004, as compared to $3,903,000 in 2003, an increase of $2,143,000. Salaries and employee benefits increased by $1,283,000 due to an increase in the number of full time equivalent employees from 45 to 72, and normal increases in salaries and benefits. The increase in number of employees and related expenses in 2004 are due primarily to the opening of our Locust Grove, Jonesboro and Newnan locations. This increase in number of employees and branches is directly related to the increase of $303,000 in equipment and occupancy expenses. Other operating expenses increased by $557,000 due partially to increased data processing costs of $63,000, attorney’s fees of $68,000, stationary and supplies of $50,000, and increased director’s fees of $37,000. The increases in all other operating expenses were directly related to the overall growth of the Company. A significant portion of the increase in attorney’s fees was due to loan collection efforts associated with the increase in non accrual loans.

INCOME TAX

     We have reported income taxes for 2004 of $761,000 as compared to $797,000 for 2003. The effective tax rate for 2004 and 2003 was 31.2% and 33.4%, respectively. The decrease in the effective tax rate is due to the increased amount of nontaxable securities in our portfolio.

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

     As of December 31, 2004, our cumulative one year interest rate-sensitivity gap ratio was (100%). Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets are evenly matched in the one-year time horizon with our interest-bearing liabilities.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

		After	After
		Three	One
		Months	Year
	Within	but	but	After
	Three	Within	Within	Five
	Months	One Year	Five Years	Years	Total
	(Dollars in Thousands)
Interest-earning assets
Federal Funds Sold	18,378	—	—	—	18,378
Securities	—	—	4,294	52,087	56,381
Interest bearing deposits	2,038	—	—	—	2,038
Loans	68,764	51,804	60,070	6,462	187,100

	89,180	51,804	64,364	58,549	263,897

Interest-bearing liabilities:
Interest-bearing demand deposits	55,812	—	—	—	55,812
Savings	2,496	—	—	—	2,496
Time deposits	17,674	51,874	66,484	—	136,032

Securities sold under repurchase agreements	4,753	—	—	—	4,753
Other Borrowings	9,000	—	15,000	5,774	29,774

	89,735	51,874	81,484	5,774	228,867

		After	After
		Three	One
		Months	Year
	Within	but	but	After
	Three	Within	Within	Five
	Months	One Year	Five Years	Years	Total
	(Dollars in Thousands)
Interest rate sensitivity gap	(555)	(70)	(17,120)	52,775	35,030

Cumulative interest rate sensitivity gap	(555)	(625)	(17,745)	35,030

Cumulative interest rate sensitivity gap ratio	.99	1.00	.92	1.15

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

INTEREST DIFFERENTIALS

     Average Balances

     The average balance sheet for the years indicated is presented below. (1)

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$4,591	$3,620
Interest bearing deposits	1,125	—
Taxable securities	44,231	33,724
Nontaxable securities	9,909	5,656
Securities valuation account	(656)	(123)
Federal funds sold	8,682	5,575
Loans (2)	160,948	102,648
Allowance for loan losses	(1,810)	(1,242)
Other assets	8,450	5,723

	$235,470	$155,581

Total interest-bearing assets	$224,239	$147,603

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest-bearing demand	$21,427	$15,340

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
Interest-bearing demand and savings	53,991	38,465
Time	108,849	74,762

Total deposits	184,267	128,567

Other liabilities	689	572
Other borrowings	7,844	3,569
Federal Home Loan Bank advances	23,041	4,849

Total liabilities	215,841	137,557
Shareholders’ equity	19,629	18,024

	$235,470	$155,581

Total interest-bearing liabilities	$193,725	$121,645

(1)	For each category, average balances were determined using the daily average balances during the year.

(2)	The average balance of non accrual loans included in average loans for 2004 was $1,760,000 and $355,000 in 2003.

     Interest Income and Interest Expense

     The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31
	2004		2003
		Average		Average
	Interest	Rate	Interest	Rate
	(Dollars in Thousands)
Interest Income:
Interest and fees on loans (1)	$11,216	6.97%	$7,661	7.46%
Interest on taxable securities	1,827	4.13	1,152	3.42
Interest on nontaxable securities (2)	379	3.82	223	3.94
Interest on federal funds sold	130	1.50	59	1.06
Interest bearing deposits	18	1.60	—	—

Total interest income	13,570	6.05%	9,095	6.16%

Interest Expense:
Interest on interest-bearing demand and savings deposits	736	1.36%	567	1.47%
Interest on time deposits	3,114	2.86	2,362	3.16

	Years Ended December 31
	2004		2003
		Average		Average
	Interest	Rate	Interest	Rate
	(Dollars in Thousands)
Other borrowings (3)	223	2.84	29	.81
Federal Home Loan Bank advances	592	2.57	148	3.05

Total interest expense	4,665	2.41%	3,106	2.55%

Net interest income	$8,905		$5,989

Net interest spread		3.64%		3.61%

Net yield on average interest-earning assets	3.97%			4.06%

(1)	Interest and fees on loans includes $1,170,000 and $707,000 of loan fee income for the years ended December 31, 2004 and 2003, respectively. The interest income recognized on non accrual loans during 2004 and 2003 was insignificant.

(2)	Yields on nontaxable securities are not presented on a tax equivalent basis.

(3)	Other borrowings include subordinated debentures issued by the Company in 2004.

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

	Year Ended December 31,
	2004 vs. 2003
	Changes Due
	To:
	Rate	Volume	Total
	(Dollars in Thousands)
Increase (decrease)in:
Income from interest-earning assets:
Interest and fees on loans	(535)	4,090	3,555
Interest on taxable securities	270	405	675
Interest on nontaxable securities	(7)	163	156
Interest on federal funds sold	31	40	71
Interest on interest bearing deposits	9	9	18

Total interest income	(232)	4,707	4,475

Expense from interest-bearing liabilities:
Interest on interest-bearing demand and savings deposits	(45)	214	169
Interest on time deposits	(241)	993	752
Interest on other borrowings	131	63	194
Interest on FHLB advances	(27)	471	444

Total interest expense	(182)	1,741	1,559

Net interest income	(50)	2,966	2,916

INVESTMENT PORTFOLIO

     Types of Investments

     The carrying amounts of securities at the dates indicated, which are all classified as available for sale, are summarized as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
U.S. Government agencies	$21,822	$26,016
State and municipal securities	11,149	9,187
Corporate bonds	1,502	1,025
Mortgage-backed securities	16,143	23,571

	$50,616	$59,799

Maturities

     The amounts of securities, including the weighted average yield in each category as of December 31, 2004, are shown in the following table according to contractual maturity classifications after one through five years, after five through ten years and after ten years.

	After one		After five
	through five years		through ten years
	Amount	Yield(1)	Amount	Yield(1)
	(Dollars in Thousands)
U.S. Government agencies	3,452	3.42	2,485	3.93
State and municipal securities	515	1.98	1,232	3.13
Mortgage-backed securities	327	3.52	9,860	3.23
Corporate bonds	—	—	1,028	6.75

	After ten years		Total
	Amount	Yield(1)	Amount	Yield(1)
U.S. Government agencies	15,885	5.54	21,822	5.02
State and municipal securities	9,402	3.96	11,149	3.78
Mortgage-backed securities	5,956	3.72	16,143	3.42
Corporate bonds	474	5.53	1,502	6.47

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2)	Yields are not presented on a tax equivalent basis.

LOAN PORTFOLIO

     Types of Loans

     The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2004	2003
	(Dollars in Thousands)
Commercial	$24,753	$19,234
Real estate-construction	56,787	34,848
Real estate-mortgage	101,151	66,884
Consumer installment and other	4,409	4,455

	187,100	125,421
Less:
Allowance for loan losses	(2,016)	(1,419)
Deferred loan fees	(363)	(221)

Net loans	$184,721	$123,781

Maturities and Sensitivities of Loans to Changes in Interest Rates

     Total loans as of December 31, 2004 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years and after five years.

December 31, 2004
(Dollars in Thousands)
Commercial
One year or less	10,311
After one through five years	13,069
After five years	1,373

24,753

Construction
One year or less	55,612
After one through five years	1,176
After five years	0

56,788

Other
One year or less	54,646
After one through five years	45,825
After five years	5,089

105,560

     The following table summarizes loans as of December 31, 2004 with the due dates after one year that have predetermined and floating or adjustable interest rates.

December 31,
2004
(Dollars in Thousands)
Predetermined interest rates	$59,556
Floating or adjustable interest rates	6,976

$66,532

     Risk Elements

     Information with respect to non-accrual, past due and restructured loans as of December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
Non-accrual loans	$4,812	$444
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	26	67
Restructured loans	—	—
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	—	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	116	14
Interest income that was recorded on non-accrual and restructured loans	—	—

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

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	160,948	102,648

Balance of allowance for loan losses at beginning of year	1,419	1,141

Loans charged off:
Consumer	(33)	(142)
Real Estate		(232)
Commercial	(169)	—

	(434)	(142)

Loans recovered:	—	—

Net charge-offs	(434)	(142)

Additions to allowance charged to operating expense during year	1,031	420

Balance of allowance for loan losses at end of year	$2,016	$1,419

Ratio of net loans charged off during the year to average loans outstanding	.27%	.14%

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

     As of December 31, 2004 and 2003, we made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2004		December 31, 2003
		Percent of		Percent of
		loans in		loans in
		each category		each category
	Amount	to total loans	Amount	to total loans
	(Dollars in Thousands)
Commercial	1,452	13.23%	1,009	15.34%

Real estate-construction	263	30.35	131	27.78

Real estate-mortgage	—	54.06	—	53.33

Consumer installment loans and other	117	2.36	138	3.55

Unallocated	184	—	141	—

	2,016	100%	1,149	100%

DEPOSITS

     Average amount of deposits and average rates paid thereon, classified as to non-interest-bearing demand deposits, interest-bearing demand, savings deposits and time deposits is presented below.(1)

	Years Ended December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Non-interest-bearing demand deposits	21,427	—%	$15,340	—%

Interest-bearing demand and savings deposits	53,991	1.36	38,465	1.47

Time deposits	108,849	2.86	74,762	3.16

	$184,267		$128,567

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months and over twelve months.

December 31, 2004
(Dollars in Thousands)
Three months or less	$7,316

Over three through six months	5,502

Over six through twelve months	15,781

Over twelve months	42,071

Total	$70,670

RETURN ON ASSETS AND SHAREHOLDERS’ EQUITY

The following rate of return information for the years indicated is presented below.

	Years Ended December 31,
	2004	2003
Return on assets (1)	.71%	1.02%

Return on equity (2)	8.56	8.83

Dividend payout ratio (3)	n/a	n/a

Equity to assets ratio (4)	8.34	11.58

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average common equity divided by average total assets

Off-Balance Sheet Arrangements

     The Company’s only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business. For a complete description of these obligations please refer to Note 13. of the Financial Statements.

ITEM 7. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Registered Public Accounting Firm thereon, are included on pages F-1 through F-35 and made a part of this Annual Report on Form 10-KSB:

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as of December 31, 2004 and 2003

     Consolidated Statements of Income for the years ended December 31, 2004, and 2003

     Consolidated Statements of Comprehensive Income for the years ended December 31, 2004 and 2003

     Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004 and 2003

     Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

     Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Neither the Company nor the Bank had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

ITEM 8A. CONTROLS AND PROCEDURES

     The Company’s principal executive and principal financial officers believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15(d)-15(e), are effective. This conclusion was based on an evaluation of these controls and procedures as of the end of the fourth quarter of 2004.

ITEM 8B. OTHER INFORMATION

     None

PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information appearing under the heading “Election of Directors” and the subheadings “Executive Officer” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2005 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 26, 2005, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption “Certain Relationships and Transactions” in the 2005 Proxy Statement is incorporated hereby reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as a part of or incorporated by reference in this report.

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)

10.1	2001 Incentive Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*

10.2	Employment Agreement between Gary D. McGaha and Southern Community Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*

Exhibit Number	Description
10.3	Employment Agreement between Fred L. Faulkner and Southern Community Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*

10.4	Agreement for the Sale and Purchase of Real Estate between Southern Community Bank and Peachtree City Holdings, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)

21	Subsidiaries of the Registrant

23	Consent of Mauldin & Jenkins, LLC

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

     (b) There were no reports on Form 8-K filed by the Company during the fourth quarter of 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information appearing under the caption “Ratification of Independent Public Accountants” in the 2005 Proxy Statement is incorporated herein by reference.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.
(Registrant)

Date: March 31, 2005	By:	/s/ Gary D. McGaha
President and Chief
Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gary D. McGaha	Date: March 31, 2005

Gary D. McGaha
Chief Executive Officer
And Director
[Principal Executive Officer]

/s/ Leslye L. Grindle	Date: March 31, 2005

Leslye L. Grindle
Chief Financial Officer
[Principal Financial Officer and
Principal Accounting Officer]

Date: March 31, 2005
/s/ James S. Cameron
James S. Cameron, Director

Date: March 31, 2005
/s/ George R. Davis, Sr.
George R. Davis, Sr., Director

Date: March 31, 2005
/s/ Robert B. Dixon, Jr.
Robert B. Dixon, Jr., Director

Date: March 31, 2005
/s/ Richard J. Dumas
Richard J. Dumas, Director

William Wayne Leslie, Director

Date: March 31, 2005
/s/ Thomas D. Reese
Thomas D. Reese, Director

Dan V. Stinchcomb, Director

Date: March 31, 2005
/s/ William M. Strain
William M. Strain, Director

Jackie L. Mask, Director

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2004

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Southern Community Bancshares, Inc. and Subsidiary
Fayetteville, Georgia

     We have audited the accompanying consolidated balance sheets of Southern Community Bancshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Bancshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
March 19, 2005

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
Assets

Cash and due from banks	$3,644,669	3,806,961
Interest bearing deposits in banks	2,038,231	$—
Federal funds sold	18,378,000	616,000
Securities available for sale, at fair value	50,615,684	59,799,452
Restricted equity securities, at cost	1,471,300	750,000

Loans	186,737,227	125,201,122
Less allowance for loan losses	2,016,557	1,419,479

Loans, net	184,720,670	123,781,643

Premises and equipment	7,777,049	5,210,422
Other assets	2,599,675	1,681,265

Total assets	$271,245,278	$195,645,743

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$21,423,600	$22,113,953
Interest-bearing	194,340,635	137,661,115

Total deposits	215,764,235	159,775,068

Federal Home Loan Bank advances	24,000,000	15,000,000
Securities sold under repurchase agreements	4,752,914	1,704,188
Subordinated debentures	5,774,000	680,554
Other liabilities	697,849	—

Total liabilities	250,988,998	177,159,810

Commitments and contingencies (Note 13)

Shareholders’ equity:
Capital stock, no par value; 10,000,000 shares authorized; 2,580,526 and 1,934,777 shares issued and outstanding, respectively	16,054,796	16,050,433
Retained earnings	4,453,934	2,773,611
Accumulated other comprehensive income (loss)	(252,450)	(338,111)

Total shareholders’ equity	20,256,280	18,485,933

Total liabilities and shareholders’ equity	$271,245,278	$195,645,743

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Interest income:
Loans, including fees	$11,215,484	$7,660,995
Taxable securities	1,827,419	1,151,862
Nontaxable securities	379,233	223,179
Federal funds sold	130,289	59,436
Interest bearing deposits	17,633	—

Total interest income	13,570,058	9,095,472

Interest expense:
Deposits	3,850,358	2,928,728
Other borrowings	814,636	177,041

Total interest expense	4,664,994	3,105,769

Net interest income	8,905,064	5,989,703
Provision for loan losses	1,031,121	420,000

Net interest income after provision for loan losses	7,873,943	5,569,703

Other income:
Service charges on deposit accounts	461,262	371,598
Gain on sale of securities available for sale	85,416	269,629
Gain on sale of loans	—	21,113
Other operating income	66,766	60,002

Total other income	613,444	722,342

Other expense:
Salaries and employee benefits	3,426,141	2,143,731
Equipment and occupancy expenses	814,069	510,735
Other operating expenses	1,805,418	1,249,076

Total other expense	6,045,628	3,903,542

Income before income taxes	2,441,759	2,388,503

Income taxes	761,436	796,900

Net income	$1,680,323	$1,591,603

Basic earnings per share	$0.65	$0.62

Diluted earnings per share	$0.63	$0.61

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Net income	$1,680,323	$1,591,603

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available for sale arising during period, net of tax (benefits) of $84,959 and $(170,583), respectively	138,619	(278,321)

Reclassification adjustment for gains realized in net income, net of taxes of $32,458 and $102,459, respectively	(52,958)	(167,170)

Other comprehensive loss	85,661	(445,491)

Comprehensive income	$1,765,984	$1,146,112

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003

				Accumulated
				Other	Total
	Capital Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2002	1,394,567	15,342,615	1,182,008	107,380	16,632,003

Net income	—	—	1,591,603	—	1,591,603

Issuance of common stock	56,876	713,940	—	—	713,940

Four-for- three stock split	483,334	(6,122)	—	—	(6,122)

Other comprehensive loss	—	—	—	(445,491)	(445,491)

Balance, December 31, 2003	1,934,777	16,050,433	2,773,611	(338,111)	18,485,933

Net income	—	—	1,680,323	—	1,680,323

Issuance of common stock	1,049	8,425	—	—	8,425

Four- for- three stock split	644,700	(4,062)	—	—	(4,062)

Other comprehensive loss	—	—	—	85,661	85,661

Balance, December 31, 2004	2,580,526	16,054,796	4,453,934	(252,450)	20,256,280

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Net income	$1,680,323	$1,591,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	401,041	292,659
Provision for loan losses	1,031,121	420,000
Gain on sale of securities available-for-sale	(85,416)	(269,629)
Deferred income taxes	(144,428)	(112,765)
Decrease in taxes payable	(124,244)	(86,727)
Increase in interest receivable	(170,649)	(348,784)
Increase in interest payable	47,340	142,090
Net other operating activities	(55,875)	96,246

Net cash provided by operating activities	2,579,273	1,724,693

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(1,954,357)	(83,874)
Purchase of securities available-for-sale	(3,854,402)	(67,770,612)
Proceeds from maturities of securities available-for-sale	4,956,824	12,887,333
Proceeds from sales of securities available-for-sale	8,304,924	17,433,612
Purchase of restricted equity securities	(721,300)	(608,200)
Net increase in federal funds sold	(17,762,000)	(616,000)
Net increase in loans	(61,970,148)	(34,421,159)
Purchase of premises and equipment	(2,566,627)	(1,791,679)

Net cash used in investing activities	(76,166,947)	(74,970,579)

FINANCING ACTIVITIES
Net increase in deposits	55,989,167	60,266,323
Proceeds from issuance of capital stock	8,425	713,940
Payment for fractional shares	(4,062)	(6,122)
Proceeds from issuance of trust preferred securities	5,467,000	—
Net decrease in federal funds purchased	—	(719,000)
Net Increase in Federal Home Loan Bank advances	9,000,000	15,000,000
Net Increase (decrease) in repurchase agreements	3,048,726	(2,075,825)

Net cash provided by financing activities	73,509,256	73,179,316

Net increase (decrease) in cash and due from banks	(78,418)	(66,570)

Cash and due from banks at beginning of year	3,723,087	3,789,657

Cash and due from banks at end of period	$3,644,669	$3,723,087

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Twelve Months Ended December 31, 2004 and 2003

	2004	2003
SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$4,617,654	$2,963,679
Cash paid for taxes	$1,044,013	$996,392

NONCASH TRANSACTIONS
Foreclosed assets acquired in settlement of loans	$198,760	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Southern Community Bancshares, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned commercial bank, Southern Community Bank (the “Bank”). Southern Community Bank is located in Fayetteville, Fayette County, Georgia with branches located in Peachtree City, Newnan, Jonesboro and Locust Grove, Georgia. The Bank provides a full range of banking services in its primary market area of Fayette County and the surrounding counties.

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

Material estimates that are particularly susceptible to significant changes related to the determination of the allowance for loan losses, the valuation of foreclosed real estate and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, federal funds purchased, securities sold under repurchase agreements and deposits are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $1,119,000 and $775,000 at December 31, 2004 and 2003, respectively.

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

balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over the following estimated useful lives.

Buildings and improvements	15-40 years
Furniture and equipment	3-10 years

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. At December 31, 2004 and 2003, the Company did not have any other real estate owned.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2004, the Company has two stock-based compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2004	2003
Net income, as reported	$1,680,323	$1,591,603
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	13,175	25,571

Pro forma net income	$1,667,148	$1,566,032

Earnings per share:
Basic - as reported	$.65	$.62

Basic - pro forma	$.65	$.61

Diluted - as reported	$.63	$.61

Diluted - pro forma	$.62	$.61

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share-Based Payment (‘FAS 123®” or the “Statement”). FAS 123® requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity of liability instrument issued. FAS 123® covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123® is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over a period the employee is required to provide services for the award. FAS 123® permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123® as of the beginning of its first interim period that begins after December 15, 2005.

The Company has not yes completed its study of the transition methods or made any decisions about how it will adopt FAS 123®. The impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES

The amortized cost and fair value of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004:
U.S. Government and agency securities	$21,974,664	$6,941	$(160,139)	$21,821,466
State and municipal securities	11,085,413	141,225	(77,304)	11,149,334
Corporate bonds	1,474,000	27,900	—	1,501,900
Mortgage-backed securities	16,488,785	508	(346,309)	16,142,984

	$51,022,862	$176,574	$(583,752)	$50,615,684

December 31, 2003:
U.S. Government and agency securities	$26,171,525	$38,228	$(193,380)	$26,016,373
State and municipal securities	9,251,794	79,356	(144,226)	9,186,924
Corporate bonds	1,000,000	25,380	—	1,025,380
Mortgage-backed securities	23,921,473	68,973	(419,671)	23,570,775

	$60,344,792	$211,937	$(757,277)	$59,799,452

Securities with a carrying value of $32,366,496 and $22,091,393 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value of securities as of December 31, 2004 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized	Fair
	Cost	Value
Due from one to five years	$3,993,375	$3,967,604
Due from five to ten years	4,748,279	4,744,302
Due after ten years	25,792,423	25,760,794
Mortgage-backed securities	16,488,785	16,142,984

	$51,022,862	$50,615,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES (continued)

Gains and losses on sales of securities consist of the following:

	Years Ended December 31,
	2004	2003
Gross gains	$88,303	$269,629
Gross losses	(2,887)	—

Net realized gains	$85,416	$269,629

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2004 and 2003.

	Less Than 12 Months		12 Months or More
Description of Securities:	Fair	Unrealized	Fair	Unrealized
December 31, 2004	Value	Losses	Value	Losses
U.S. Government and agency securities	$18,358,554	$(122,673)	$1,959,219	$(37,466)
State and municipal securities	3,162,594	(32,315)	1,664,104	(44,989)

Mortgage-backed securities	2,165,701	(27,328)	13,155,357	(318,981)

Total temporarily impaired securities	$23,686,849	$(182,316)	$16,778,680	$(401,436)

December 31,2003

U.S. Government and agency securities	$21,275,200	$(193,380)	$—	$—
State and municipal securities	3,994,654	(137,737)	607,460	(6,489)

Mortgage-backed securities	17,689,131	(417,396)	513,948	(2,275)

Total temporarily impaired securities	$42,958,985	$(748,513)	$1,121,408	$(8,764)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.

The market value of securities is based on quoted market values and is significantly affected by the interest rate environment. At December 31, 2004, all unrealized losses in the securities portfolio were fro debt securities. At December 31, 2004, the total number of securities in a continuous loss position for less than 12 months and 12 months or more was 16 and 21 respectively, in a portfolio of 71 securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines to be other than temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS

The composition of loans is summarized as follows:

	December 31,
	2004	2003
Commercial	$24,752,777	$19,233,9270
Real estate – construction	56,787,690	34,847,650
Real estate – mortgage	101,150,702	66,883,9750
Consumer installment and other	4,408,758	4,455,438

	187,099,927	125,420,990
Deferred loan fees	(362,700)	(219,868)
Allowance for loan losses	(2,016,557)	(1,419,479)

Loans, net	$184,720,670	$123,781,643

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2004	2003
Balance, beginning of year	$1,419,479	$1,141,095
Provision for loan losses	1,031,121	420,000
Loans charged off	(434,428)	(141,616)
Recoveries of loans previously charged off	385	—

Balance, end of year	$2,016,557	$1,419,479

The following is a summary of information pertaining to impaired loans:

	As of and for the Years Ended
	December 31,
	2004	2003
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	4,811,853	464,724

Total impaired loans	$4,811,853	$464,724

Valuation allowance related to impaired loans	$533,496	$139,063

Average investment in impaired loans	$1,760,363	$355,434

Interest income recognized on impaired loans	$38	$303

Nonaccrual loans	$4,811,853	$443,558

Loans past due ninety days or more and still accruing interest	$26,300	$67,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS (Continued)

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2004 are as follows:

Balance, beginning of year	$7,531,362
Advances	3,304,625
Repayments	(1,827,351)

Balance, end of year	$9,008,636

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31
	2004	2003
Land and improvements	$1,804,954	$1,358,544
Buildings	4,252,366	3,064,715
Furniture and equipment	2,505,593	1,527,266
Construction in progress (estimated costs to complete $512,000)	412,908	57,568

	8,975,821	6,008,093
Accumulated depreciation	(1,198,772)	(797,671)

	$7,777,049	$5,210,422

NOTE 5. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $70,670,219 and $36,886,120, respectively. The scheduled maturities of time deposits at December 31, 2004 are as follows:

2005	$69,548,049
2006	40,148,430
2007	12,089,355
2008	6,731,002
2009	7,514,861

$136,031,697

The Company had brokered time deposits at December 31, 2004 of $26,932,000.

At December 31, 2004 and 2003, overdraft demand deposits and savings accounts reclassified to loans totaled $9,098 and $23,507, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2004 and 2003 were $4,752,914 and $1,704,188, respectively.

NOTE 7. FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances consist of the following:

	December 31,
	2004	2003
Advance with interest due quarterly at 3.01% and principal due on September 5, 2008.	$15,000,000	$15,000,000
Advance with variable interest (2.62% at December 31, 2004) maturing on February 9, 2005.	9,000,000	—

	$24,000,000	$15,000,000

The advances from the Federal Home Loan Bank are secured by certain qualifying loans of approximately $17,708,000, Federal Home Loan Bank stock of $1,471,300, and securities of $23,215,473.

NOTE 8. SUBORDINATED DEBENTURES

In 2004, the Company formed a wholly-owned grantor trust to issue floating rate cumulative trust preferred securities in a private placement offering. The grantor trust has invested the proceeds of the trust securities in subordinated debentures of the Company. The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity at the option of the Company on or after June 30, 2009. The sole assets of the guarantor trust are the floating rate Subordinated Debentures of the Company (the Debentures) The Company has the right to defer interest payments on the Debentures up to ten consecutive semi-annual periods (five years), so long as the Company is not in default under the subordinated debentures. No deferral period may extend beyond the maturity date.

The preferred securities are subject to redemption, in whole or in part, upon repayment of the subordinated debentures at maturity on June 30, 2034 or their earlier redemption. Company has the right to redeem the debentures, in whole or in part, from time to time, on or after June 30, 2009, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest.

The Company has guaranteed the payment of all distributions the Trust is obligated to make, but only to the extent the Trust has sufficient funds to satisfy those payments. The Company and the Trust believe that, taken together, the obligations of the Company under the Guarantee Agreement, the Trust Agreement, the Subordinated Debentures, and the indenture provide, in the aggregate, a full, irrevocable and unconditional guarantee of all of the obligations of the trust under the Preferred Securities on a subordinated basis.

NOTE 8. SUBORDINATED DEBENTURES (Continued)

The Company is required by the Federal Reserve Board to maintain certain levels of capital for bank regulatory purposes. The Federal Reserve Board has determined that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for bank and financial holding companies. In calculating the amount of Tier 1 qualifying capital, the trust preferred securities can only be included up to the amount constituting 25% of total Tier 1 capital elements (including trust preferred securities). Such Tier 1 capital treatment provides the Company with a more cost-effective means of obtaining capital for bank regulatory purposes than if the Company were to issue preferred stock.

The trust preferred securities and the related Debentures were issued on April 28, 2004. Both financial instruments bear an identical annual rate of interest of 4.875 at December 31, 2004. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year, beginning June 30, 2004. Interest on the Debentures is paid on the corresponding dates. The aggregate principal amount of trust preferred certificates outstanding at December 31.2004 was $5,600,000. The aggregate principal amount of Debentures outstanding at December 31, 2004 was $5,774,000.

NOTE 9. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Profit Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were $99,702 and $33,129 for the years ended December 31, 2004 and 2003, respectively.

NOTE 10. STOCK OPTIONS

The Company has a stock option plan reserving 88,889 shares of capital stock for the granting of options to key employees. The Company also has a stock option plan reserving 160,000 shares of capital stock for the granting of options to directors. Option prices reflect the fair market value of the Company’s capital stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK OPTIONS (Continued)

Other pertinent information related to the options as of December 31, 2004 and 2003 is as follows:

	2004		2003
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	219,555	$6.94	203,370	$6.89

Granted	—	—	17,185	7.55

Exercised	(684)	7.29	—	—
Terminated	(5,333)	6.89	—	—

Outstanding at end of year	213,538	$6.94	219,555	$6.94

Options exercisable at end of year	202,180	$6.91	188,244	$6.89
Weighted average fair value of options granted during the year		$		$2.30

Weighted average life of options outstanding		7.0 years		8.0 years

Range of exercise prices $6.89- $8.72

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2003
Dividend yield	0.00%
Expected life	10 years
Expected volatility	9.20%
Risk-free interest rate	4.55%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. INCOME TAXES

The components of income tax expense are as follows:

	Years Ended December 31,
	2004	2003
Current	$905,864	$909,665
Deferred	(144,428)	(112,765)

	$761,436	$796,900

The Company’s income tax differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2004	2003
Income tax at statutory federal rate	$830,199	$812,091
Tax-exempt interest	(128,550)	(75,881)
Disallowed interest	12,857	10,160
State tax	32,298	61,709
Other items	14,632	(11,179)

Income tax expense	$761,436	$796,900

The components of deferred income taxes are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Loan loss reserves	$683,852	$428,700
Preopening and organization expenses	25,032	60,302
Deferred loan fees	136,868	82,969
Nonaccrual loans	43,528	—
Securities available for sale	154,728	207,228

	779,199	779,199

Deferred tax liabilities:
Depreciation	352,696	147,533
Cash basis adjustment for income tax reporting purposes	64,563	96,845

	232,978	232,978

Net deferred tax assets	$546,221	$546,221

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2004	2003
Net income	$1,680,323	$1,591,603

Weighted average number of common shares outstanding	2,579,523	2,571,685
Effect of dilutive options	88,806	15,589

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	2,668,329	2,587,274

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

	December 31,
	2004	2003
Commercial letters of credit	$1,620,569	$1,228,119
Commitments to extend credit	33,064,785	26,593,668

	$34,685,354	$27,821,787

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

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 14. CONCENTRATIONS OF CREDIT

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

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the statutory capital, as defined, or approximately $3,901,000.

NOTE 15. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004 approximately $953,000 of retained earnings were available for dividend declaration.

The Company and Bank are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2004, the Company and Bank met all capital adequacy requirements to which they are subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. REGULATORY MATTERS (Continued)

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2004:
Total Capital to Risk Weighted Assets Consolidated	$28,125	13.67%	$16,465	8%	$	N/A	N/A
Southern Community Bank	$21,363	10.39%	$16,443	8%		$20,554	10%
Tier I Capital to Risk Weighted Assets Consolidated	$26,108	12.69%	$8,232	4%	$	N/A	N/A
Southern Community Bank	$19,346	9.41%	$8,222	4%		$12,332	6%
Tier I Capital to Average Assets Consolidated	$26,108	9.84%	$10,612	4%	$	N/A	N/A
Southern Community Bank	$19,346	7.29%	$10,612	4%		$13,266	5%

December 31, 2003:
Total Capital to Risk Weighted Assets Consolidated	$20,243	14.22%	$11,391	8%	$	N/A	N/A
Southern Community Bank	$14,359	10.09%	$11,383	8%		$14,229	10%
Tier I Capital to Risk Weighted Assets Consolidated	$18,824	13.22%	$5,695	4%	$	N/A	N/A
Southern Community Bank	$12,940	9.09%	$5,692	4%		$8,537	6%
Tier I Capital to Average Assets Consolidated	$18,824	9.93%	$7,583	4%	$	N/A	N/A
Southern Community Bank	$12,940	6.83%	$7,581	4%		$9,477	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, Due From Banks,Interest-bearing Deposits in Banks and Federal Funds Sold: The carrying amount of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximates fair value.

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

Subordinated Debentures: The fair value of the Company’s variable rate subordinated debentures approximates the carrying value.

Accrued Interest: The carrying amount of accrued interest approximates their fair value.

Off-Balance Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks, and federal funds sold	$24,060,900	$24,060,900	$4,422,961	$4,422,961
Securities	52,086,984	52,086,984	60,549,452	60,549,452
Loans	184,720,670	183,870,856	123,781,643	123,815,227
Accrued interest received	1,099,466	1,099,466	928,817	928,817

Financial liabilities:
Deposits	215,764,233	216,385,341	159,775,068	161,191,427
Securities sold under Repurchase agreements	4,752,914	4,752,914	1,704,188	1,704,188
Federal Home Loan Bank advances	24,000,000	15,106,564	15,000,000	15,106,564
Subordinated debentures	5,774,000	5,774,000	—	—
Accrued interest payable	491,263	491,263	443,923	443,923

NOTE 17. SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2004	2003
Professional fees	$195,695	$102,121
Data processing expense	249,176	185,690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statements of income, and cash flows of Southern Community Bancshares, Inc. as of and for the years ended December 31, 2004 and 2003:

CONDENSED BALANCE SHEET

	2004	2003
Assets
Cash	$6,515,940	$5,805,604
Investment in subsidiary	19,094,195	12,602,382
Securities available for sale	174,000	—
Other assets	270,773	94,402

Total assets	$26,054,908	$18,502,388

Subordinated Debentures	$5,774,000	$—
Other liabilities	24,628	16,455

Total liabilities	$5,798,628	$16,455

Shareholders’ equity	20,256,280	18,485,933

Total liabilities and shareholders’ equity	$26,054,908	$18,502,388

CONDENSED STATEMENT OF INCOME

	2004	2003
Income
Interest income	5,171	—
Dividends from subsidiary	—	—

Total income	5,171	—

Interest expense	171,596	—
Expenses, other	197,815	143,394

Total expenses	369,411	143,394

Loss before income tax benefits and equity in undistributed income of subsidiary	(364,240)	(143,394)
Income tax benefits	(138,411)	(54,489)

Income (loss) before equity in undistributed income of subsidiary	(225,829)	(88,905)
Equity in undistributed income of subsidiary	1,906,152	1,680,508

Net income	1,680,323	1,591,603

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	2004	2003
OPERATING ACTIVITIES
Net income	$1,680,323	$1,591,603
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed income of subsidiary	(1,906,152)	(1,680,508)
Other operating activities	(35,198)	(46,034)

Net cash used in operating activities	(261,027)	(134,939)

INVESTING ACTIVITIES
Capital infusion in subsidiary	(4,500,000)	—

FINANCING ACTIVITIES
Proceeds from issuance of long term debt	5,467,000	—
Proceeds from issuance of capital stock	8,425	713,940
Payment for fractional shares	(4,062)	(6,122)
Stock issuance costs	—	—

Net cash provided by financing activities	5,471,363	707,818

Net increase in cash	710,336	572,879
Cash at beginning of year	5,805,604	5,232,725

Cash at end of year	$6,515,940	$5,805,604

NOTE 19. STOCK SPLIT

On August 17, 2004, the Company declared a four-for-three stock split payable to shareholders of record on September 1, 2004. The earnings per common share for the year ended December 31, 2004 have been retroactively adjusted for the split as if it occurred on January 1, 2003.