Form 10QSB
period 2005-03-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2005-05-16
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of capital stock, as of May 9, 2005: 2,585,688; no par value

Transitional Small Business Disclosure Format      Yes ☐ No ☑

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

PART I. Financial Information

ITEM 1. Financial Statements
SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
March 31, 2005
(Unaudited)

Assets

Cash and due from banks	$5,437,458
Interest bearing deposits in banks	651,016
Federal funds sold	2,804,000
Securities available-for-sale	48,959,800
Restricted equity securities	1,666,700

Loans	204,566,600
Less allowance for loan losses	2,134,485

Loans, net	202,432,115

Premises and equipment	8,271,776
Other assets	3,129,768

Total assets	$273,352,633

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$22,883,036
Interest-bearing	194,041,303

Total deposits	216,924,339

Federal Home Loan Bank advances	25,000,000
Securities sold under repurchase agreements	4,678,096
Other liabilities	832,470
Subordinated debentures	5,774,000

Total liabilities	253,208,905

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 2,585,688 shares issued and outstanding	16,066,013
Retained earnings	4,742,748
Accumulated other comprehensive loss	(665,033)

Total shareholders’ equity	20,143,728

Total liabilities and shareholders’ equity	$273,352,633

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest income
Loans, including fees	$3,374,187	$2,416,593
Taxable securities	423,412	496,327
Nontaxable securities	106,570	91,085
Interest on deposits in banks	46,503	—
Federal funds sold	10,158	13,056

Total interest income	3,960,830	3,017,061

Interest expense
Deposits	1,217,041	831,795
Other borrowings	263,991	146,401

Total interest expense	1,481,032	978,196

Net interest income	2,479,798	2,038,865
Provision for loan losses	305,000	153,121

Net interest income after provision for loan losses	2,174,798	1,885,744

Other income
Service charges on deposit accounts	128,983	95,444
Gain on sale of securities available-for-sale	3,300	49,185
Other operating income	22,634	14,326

Total other income	154,917	158,955

Other expenses
Salaries and employee benefits	1,047,632	686,708
Equipment and occupancy expenses	270,782	153,919
Other operating expenses	596,949	319,547

Total other expenses	1,915,363	1,160,174

Net income before income taxes	414,352	884,525
Income tax expense	125,538	301,517

Net income	$288,814	$583,008

Basic earnings per share	$0.11	$0.23

Diluted earnings per share	$0.11	$0.22

Dividends declared per share	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net income	$288,814	$583,008

Other comprehensive income (loss):

Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(410,537)	682,269

Reclassification adjustment for gains realized in net income, net of tax	(2,046)	(30,495)

Other comprehensive income (loss)	(412,583)	651,774

Comprehensive income (loss)	$(123,769)	$1,234,782

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$288,814	$583,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	132,366	79,235
Provision for loan losses	305,000	153,121
Gain on sale of securities available-for-sale	(3,300)	(49,185)
Increase in interest receivable	(332,511)	(232,546)
Increase in interest payable	63,939	45,645
Net other operating activities	125,974	134,180

Net cash provided by operating activities	580,282	713,458

INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	1,387,215	—
Purchase of securities available-for-sale	(906,218)	(245,000)
Proceeds from maturities of securities available-for-sale	1,899,945	2,267,547
Proceeds from sales of securities available-for-sale	—	5,192,337
Purchase of restricted equity securities	(195,400)	(450,000)
Net decrease (increase) in federal funds sold	15,574,000	(9,130,000)
Net increase in loans	(18,016,445)	(15,491,117)
Purchase of premises and equipment	(627,093)	(175,352)

Net cash used in investing activities	(883,996)	(18,031,585)

FINANCING ACTIVITIES
Net increase in deposits	1,160,104	7,172,511
Proceeds from issuance of capital stock	11,217	—
Net increase in Federal Home Loan Bank advances	1,000,000	9,000,000
Net increase (decrease) in repurchase agreements	(74,818)	726,036

Net cash provided by financing activities	2,096,503	16,898,547

Net increase (decrease) in cash and due from banks	1,792,789	(419,580)

Cash and due from banks at beginning of year	3,644,669	3,806,961

Cash and due from banks at end of period	$5,437,458	$3,387,381

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

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At March 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$288,814	$583,008
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$288,814	$583,008

Earnings per share:
Basic — as reported	$0.11	$0.23

Basic — pro forma	$0.11	$0.23

Diluted — as reported	$0.11	$0.22

Diluted — pro forma	$0.11	$0.22

NOTE 3. EARNINGS PER CAPITAL SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
Net income	$288,814	$583,008

Weighted average capital shares outstanding	2,583,009	2,579,477
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	90,838	52,636

Total weighted average capital shares and capital stock equivalents outstanding	2,673,847	2,632,113

Diluted earnings per capital share	$0.11	$0.22

NOTE 4. STOCK SPLIT

On July 20, 2004, the Company declared a four for three stock split payable to shareholders of record on September 1, 2004. The earnings per common share for all periods have been retroactively adjusted for this split as if it occurred on January 1, 2004.

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

Forward-Looking Statements

This quarterly report contains certain forward-looking statements which are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. We undertake no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FINANCIAL CONDITION

Total assets increased $2 million from $271 million to $273 million, or 1% for the three months ended March 31, 2005. The increase in total assets in 2005 is less than the $18 million growth for the same period in 2004. Advances from the Federal Home Loan Bank were also utilized totaling $1 million for the three months ended March 31, 2005. In addition, a decrease in federal funds sold provided funding for loan growth of $18 million during the same period. The net increase in total assets for the three months ended March 31, 2005 consisted primarily of an increase of $18 million in total loans and a decrease of $16 million in federal funds sold. The loan to deposit ratio at March 31, 2005 was 94% compared to 87% at December 31, 2004. The increase in the loan to deposit ratio as compared to December 31, 2004 is due to total loans increasing by $18 million and total deposits only increasing by $1 million.

Shareholders’ equity decreased by $113,000 for the three months ended March 31, 2005. This net decrease consists primarily of net income of $289,000, and an increase in unrealized losses on securities of $413,000. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.

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

At March 31, 2005, the Bank’s liquidity ratio was 14.89%, which is lower than the Bank’s target ratio of 20%. The Bank has an available borrowing capacity to meet any unexpected liquidity needs. In addition, the Company has cash available that could be injected into the Bank to meet capital and liquidity needs.

REGULATORY CAPITAL REQUIREMENTS

Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2005, the Bank was considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at March 31, 2005 were as follows:

			Regulatory
			Minimum
	Consolidated	Bank	Requirement

Leverage Capital Ratio	9.77%	7.61%	4.00%
Risk-Based Capital Ratios
Core Capital	11.76%	9.18%	4.00%
Total Capital	12.71%	10.13%	8.00%

We are not aware of any recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net Interest Income. Net interest income increased by $441,000 for the three months ended March 31, 2005 compared to the same period in 2004. The increase in net interest income is attributable to an increase in earning assets of $53 million as compared to March 31, 2004. Loans increased during this period by $64 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $50 million, which included an increase of $47 million in interest-bearing deposits and an increase of $3 million in non-interest bearing deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the three months ended March 31, 2005 was approximately 6.96% as compared to 7.23%, for the same period in 2004, or a decrease of 27 basis points. The yield on total interest earning assets for the three months ended March 31, 2005 was 6.25% compared to 6.13% for the same period in 2004, or an increase of 12 basis points. The rate paid on interest bearing liabilities for the same period increased by 33 basis points to 2.67% from 2.34%. These increases in yields are directly related to the continued adjustment of interest rates.

Due to the recent increase in interest rates and increased volume of loans and deposits at their respective current yields, the net interest margin decreased to 3.91% at March 31, 2005 as compared to 4.14% at March 31, 2004.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a monthly basis and make provisions as necessary. A provision of $305,000 was made during the three month period ending March 31, 2005 compared to $153,000 for the same period in 2004. The allowance for loan loss as a percentage of total loans was 1.04% at March 31, 2005 and 1.08% at December 31, 2004. Management believes the allowance for loan loss at March 31, 2005 is adequate to meet any foreseeable losses in the loan portfolio. The increase in the provision for loan losses as compared to the three month period ended March 31, 2004 is primarily related to the significant growth in our loan portfolio combined with increases in nonperforming loans.

At March 31, 2005 and 2004, nonaccrual, past due, and restructured loans were as follows:

	March 31,	March 31,
	2005	2004
	(Dollars in thousands)
Total nonaccruing loans	$1,653	$730
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	37	6
Restructured loans	—	—

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

Nonaccrual loans and past due loans greater than 90 days increased by $923,000 and $31,000, respectively, compared to the same period in 2004. This increase, in part, is due to the significant growth of the portfolio compared to the same period in 2004. The remainder is concentrated in two credits. The first, secured by commercial real estate was paid off with no loss within days of the end of the first quarter 2005. The second, a consumer real estate mortgage, has been foreclosed and moved into the Other Assets of the bank in April 2005. No loss is anticipated on the sale of this property.

Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Average amount of loans outstanding	$153,088	$134,025

Balance of allowance for loan losses at beginning of period	$2,017	$1,420
Loans charged off
Commercial and financial	(25)	—
Real estate	(155)	—
Installment	(16)	—

	(196)	—

Loans recovered
Commercial and financial	8	—
Real estate	—	—
Installment	—	—

	8	—

Net charge-offs	(188)	—

Additions to allowance charged to operating expense during period	305	153

Balance of allowance for loan losses at end of period	2,134	1,573

Ratio of net loans charged-off during the period to average loans outstanding	0.12%	—%

Other Income. Other income decreased by $4,000 for the three months ended March 31, 2005 compared to the same period in 2004. Gain on sale of securities available for sale, which are included in other operating income, decreased $46,000 for the three months ended March 31, 2005 compared to the same period in 2004. Deposit service charges increased $34,000 for the three months ended March 31, 2005 compared to the same period in 2004, which is directly related to the growth in deposit accounts. Mortgage origination fees, also included in other operating income, increased by $4,000 for the three months ended March 31, 2005 compared to the same period in 2004.

Other Expenses. Other expenses increased by $755,000 for the three months ended March 31, 2005 compared to the same period in 2004. The most significant increases in 2005 are increases of $361,000 in salaries and employee benefits and other operating expenses of $277,000 for the three months ended March 31, 2005. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees. At March 31, 2005, the number of full-time equivalent employees was 72 compared to 56 at March 31, 2004. The increase in the number of full-time equivalent employees is directly related to the growth of the Company and the hiring for our Newnan location, which is expected to open during the second quarter of 2005. The most significant increases in the other operating expense category were data processing fees, which increased by $14,000, Employee training, which increased by $12,000 and Stationary and Supplies which increased by $15,000 for the three months ended March 31, 2005, all of which are directly related to the additional branches and the growth of the company. Additionally, Attorney’s fees increased by $34,000 and Repossession expense increased by $58,000 for the three months ended March 31, 2005. Both of these are related to the increase in loans charged off and the attempted recovery of the assets. Equipment and occupancy expenses increased $117,000 for the three months ended March 31, 2005. This increase is directly related to depreciation on equipment purchases and occupancy expenses related to the opening of three new locations.

Income Taxes. Income tax expense decreased by $176,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The decrease in income tax expense is directly related to the decrease in income before taxes of $470,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The effective tax rate for the three month period in 2005 and 2004 was 30.3% and 34.08%, respectively. The decrease in our effective tax rate is due to the increase in nontaxable securities.

Net Income. Net income decreased by $294,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The primary reason for the decrease in net income for the three months ended March 31, 2005 as compared to the same period in 2004, is the significant expansion of the Company and continued growth. The details of the items of income and expenses are described above.

Item 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the first quarter of 2005 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN COMMUNITY
BANCSHARES, INC.

Date:	May 16, 2005	/s/ Gary McGaha

Gary McGaha
President and CEO

Date:	May 16, 2005	/s/ Leslye Grindle

Leslye Grindle
Sr. Vice President and
Chief Financial Officer