Form 10QSB
period 2005-06-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2005-08-15
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
State the number of shares outstanding of each of the issuer’s classes of capital stock, as of August 8, 2005: 2,586,661; no par value
Transitional Small Business Disclosure Format Yes ☐ No ☑

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

PART I. Financial Information
ITEM 1. Financial Statements
SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
June 30, 2005
(Unaudited)

Assets
Cash and due from banks	$5,103,501
Interest bearing balances in banks	558,953
Federal funds sold	15,007,000
Securities available-for-sale	49,818,471
Restricted equity securities	1,891,700

Loans	225,454,367
Less allowance for loan losses	2,358,493

Loans, net	223,095,874

Premises and equipment	8,401,294
Other assets	2,992,219

Total assets	$306,869,012

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$26,818,498
Interest-bearing	215,871,057

Total deposits	242,689,555

Federal Home Loan Bank advances	30,000,000
Securities sold under repurchase agreements	6,674,913
Other liabilities	960,541
Subordinated debentures	5,774,000

Total liabilities	286,099,009

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 2,586,661 shares issued and outstanding	16,066,013
Retained earnings	5,056,492
Accumulated other comprehensive loss	(352,502)

Total shareholders’ equity	20,770,003

Total liabilities and shareholders’ equity	$306,869,012

See Notes to Consolidated Financial Statements

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$3,931,190	$2,755,564	$7,305,377	$5,172,157
Taxable securities	418,498	456,170	841,910	952,497
Nontaxable securities	116,700	91,246	223,270	182,331
Interest on deposits in banks	6,451	2,244	16,609	2,534
Federal funds sold	79,108	15,071	125,611	27,837

Total interest income	4,551,947	3,320,295	8,512,777	6,337,356

Interest expense
Deposits	1,486,527	918,913	2,703,568	1,750,708
Other borrowings	359,015	188,282	623,006	334,683

Total interest expense	1,845,542	1,107,195	3,326,574	2,085,391

Net interest income	2,706,405	2,213,100	5,186,203	4,251,965
Provision for loan losses	418,160	295,000	723,160	448,121

Net interest income after provision for loan losses	2,288,245	1,918,100	4,463,043	3,803,844

Other income
Service charges on deposit accounts	153,522	114,397	282,505	209,841
Gain on sale of securities available-for-sale	58,511	—	61,811	49,185
Other operating income	(14,009)	17,277	8,625	31,603

Total other income	198,024	131,674	352,941	290,629

Other expenses
Salaries and employee benefits	1,111,525	830,951	2,159,157	1,517,659
Equipment and occupancy expenses	312,801	176,015	583,583	329,934
Other operating expenses	627,820	462,858	1,224,769	782,405

Total other expenses	2,052,146	1,469,824	3,967,509	2,629,998

Net income before income taxes	434,123	579,950	848,475	1,464,475
Income tax expense	120,379	186,276	245,917	487,793

Net income	$313,744	$393,674	$602,558	$976,682

Basic earnings per share	$0.12	$0.15	$0.23	$0.38

Diluted earnings per share	$0.12	$0.15	$0.22	$0.37

Dividends declared per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$313,744	$393,674	$602,558	$976,682

Other comprehensive income (loss):

Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	348,808	(1,645,211)	(61,729)	(962,943)

Reclassification adjustment for gains realized in net income, net of tax	(36,277)	—	(38,323)	(30,495)

Other comprehensive income (loss)	312,531	(1,645,211)	(100,052)	(993,438)

Comprehensive income (loss)	$626,275	$(1,251,537)	$502,506	$(16,756)

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$602,558	$976,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	280,813	167,080
Provision for loan losses	723,160	448,121
Gain on sale of securities available-for-sale	(61,811)	(49,185)
Increase in interest receivable	(193,814)	(69,206)
Increase in interest payable	284,466	1,639
Net other operating activities	(159,182)	(518,661)

Net cash provided by operating activities	1,476,190	956,470

INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	1,479,278	—
Purchase of securities available-for-sale	(3,030,614)	(719,000)
Proceeds from maturities of securities available-for-sale	2,665,756	3,595,923
Proceeds from sales of securities available-for-sale	1,062,508	5,192,337
Purchase of restricted equity securities	(420,400)	(450,000)
Net decrease (increase) in federal funds sold	3,371,000	(9,232,000)
Net increase in loans	(39,098,364)	(34,748,476)
Purchase of premises and equipment	(905,058)	(1,436,337)

Net cash used in investing activities	(34,875,894)	(37,797,553)

FINANCING ACTIVITIES
Net increase in deposits	26,925,320	22,357,760
Proceeds from issuance of capital stock	11,217	—
Proceeds from issuance of trust preferred securities	—	5,774,000
Net increase in Federal Home Loan Bank advances	6,000,000	9,000,000
Net increase in repurchase agreements	1,921,999	1,146,610

Net cash provided by financing activities	34,858,536	38,278,370

Net increase in cash and due from banks	1,458,832	1,437,287

Cash and due from banks at beginning of period	3,644,669	3,806,961

Cash and due from banks at end of period	$5,103,501	$5,244,248

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

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
NOTE 2. STOCK COMPENSATION PLANS
At June 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$313,744	$393,674	$602,558	$976,682
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,639)	(8,456)	(13,639)	(8,456)

Pro forma net income	$300,105	$385,218	$588,919	$968,226

Earnings per share:
Basic — as reported	$0.12	$0.15	$0.23	$0.38

Basic — pro forma	$0.12	$0.15	$0.23	$0.38

Diluted — as reported	$0.12	$0.15	$0.22	$0.37

Diluted — pro forma	$0.11	$0.15	$0.22	$0.37

NOTE 3. EARNINGS PER CAPITAL SHARE
Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the three months and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$313,744	$393,674	602,558	$976,682

Weighted average capital shares outstanding	2,586,287	2,579,477	2,584,657	2,579,477
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	93,215	62,161	93,215	54,694

Total weighted average capital shares and Capital stock equivalents outstanding	2,679,502	2,641,638	2,677,872	2,634,171

Diluted earnings per capital share	$0.12	$0.15	0.22	$0.37

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
FINANCIAL CONDITION
Total assets increased $36 million from $271 million to $307 million, or 13% for the six months ended June 30, 2005. The increase in total assets in 2005 is slightly less than the $38 million growth for the same period in 2004. This growth continues to be funded primarily by increases in total deposits, which increased by $27 million and $22 million, respectively, of which $4 million was raised using the brokered CD market during the second quarter of 2005. These brokered CD’s include certificates of deposit outside our local market area and pay slightly higher rates than in market certificates of deposit. These deposits are more likely to move if higher rates are available at maturity. Advances from the Federal Home Loan Bank were also utilized totaling $6 million for the six months ended June 30, 2005. The net increase in total assets for the six months ended June 30, 2005 consisted primarily of an increase of $39 million in total loans, a decrease in Federal funds sold of $3 million and a decrease in securities available-for-sale of $ 1 million. The loan to deposit ratio at June 30, 2005 was 93% compared to 87% at December 31, 2004. The increase in the loan to deposit ratio as compared to December 31, 2004 is due to total loans increasing by $39 million and total deposits only increasing by $27 million.
Shareholders’ equity increased by $514,000 for the six months ended June 30, 2005. This net increase consists primarily of net income of $603,000, and an increase in unrealized losses on securities of $100,000. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.
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
At June 30, 2005, the Bank’s liquidity ratio was 17.42%, which is lower than the Bank’s target ratio of 20%. The Bank has an available borrowing capacity to meet any unexpected liquidity needs. In addition, the Company has cash available that could be injected into the Bank to meet capital and liquidity needs.
REGULATORY CAPITAL REQUIREMENTS
Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2005, the Bank was considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at June 30, 2005 are as follows:

			Regulatory
			Minimum
	Consolidated	Bank	Requirement
Leverage Capital Ratio	8.78%	7.82%	4.00%
Risk-Based Capital Ratios
Core Capital	10.78%	9.28%	4.00%
Total Capital	11.72%	10.22%	8.00%
We are not aware of any recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
RESULTS OF OPERATIONS
Net Interest Income. Net interest income increased by $493,000 and $934,000 for the three and six month periods ended June 30, 2005 compared to the same period in 2004. The increase in net interest income is attributable to an increase in earning assets of $72 million as compared to June 30, 2004. Loans increased during this period by $66 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $61 million, which included an increase of $55 million in interest-bearing deposits and an increase of $6 million in non-interest bearing deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities.The yield on total loans for the six months ended June 30, 2005 was approximately 7.13% as compared to 7.14%, for the same period in 2004, or a decrease of 1 basis point. The yield on total interest earning assets for the six months ended June 30, 2005 was 6.40% compared to 6.16% for the same period in 2004, or an increase of 24 basis points. The rate paid on interest bearing liabilities for the same period increased by 49 basis points to 2.85% from 2.36%. These increases in yields are directly related to the continued adjustment of interest rates.
Due to the recent increase in interest rates and increased volume of loans and deposits at their respective current yields, the net interest margin decreased to 3.90% at June 30, 2005 as compared to 4.17% at June 30, 2004.
Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a monthly basis and make provisions as necessary. A provision of $723,000 was made during the six month period ending June 30, 2005 compared to $448,000 for the same period in 2004. The allowance for loan loss as a percentage of total loans was 1.05% at June 30, 2005, 1.08% at December 31, 2004, and 1.13% at June 30, 2004. Management believes the allowance for loan loss at June 30, 2005 is adequate to meet any foreseeable losses in the loan portfolio. The increase in the provision for loan losses as compared to the six month period ended June 30, 2004 is primarily related to the significant growth in our loan portfolio combined with increases in charged off loans.
At June 30, 2005 and 2004, nonaccrual, past due, and restructured loans were as follows:

	June 30,	June 30,
	2005	2004
	(Dollars in thousands)
Total nonaccruing loans	$430	$644
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	165
Restructured loans	—	—
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
Nonaccrual loans and past due loans greater than 90 days and still accruing decreased by $214,000 and $165,000, respectively, compared to the same period in 2004. We do not anticipate any significant losses related to these loans due to adequate collateral values securing the majority of these loans.
Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2005 and 2004 is as follows:

	Six Months Ended
	June 30,
	2005	2004
	(Dollars in thousands)
Average amount of loans outstanding	$206,721	$145,486

Balance of allowance for loan losses at beginning of period	$2,017	$1,420
Loans charged off
Commercial and financial	(178)	(39)
Real estate		(165)
Installment	(48)	(20)

	(391)	(59)

Loans recovered
Commercial and financial	9	—
Real estate	—	—
Installment	—	—

	9	—

Net charge-offs	(382)	(59)

Additions to allowance charged to operating expense during period	723	448

Balance of allowance for loan losses at end of period	2,358	1,809

Ratio of net loans charged-off during the period to average loans outstanding	0.18%	0.04%

Other Income. Other income increased by $66,000 and $62,000, respectively for the three and six months ended June 30, 2005 compared to the same period in 2004. Gain on sale of securities available for sale, which are included in other operating income, increased $59,000 and $13,000, respectively for the three and six months ended June 30, 2005 compared to the same period in 2004. Deposit service charges increased $39,000 and $73,000 for the three and six months ended June 30, 2005 compared to the same period in 2004, which is directly related to the growth in deposit accounts. These increases were partially offset by decreases in other operating income of $31,000 and $23,000 for the three and six months ended June 30, 2005 compared to the same period in 2004. The primary reason for these decreases was a loss on the sale of other real estate owned of approximately $30,000.
Other Expenses. Other expenses increased by $582,000 and $1,338,000 for the three and six months ended June 30, 2005 compared to the same period in 2004. The most significant increases in 2005 are increases of $281,000 and $641,000 in salaries and employee benefits and other operating expenses of $165,000 and $442,000 for the three and six months ended June 30, 2005. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees. At June 30, 2005, the number of full-time equivalent employees was 75 compared to 60 at June 30, 2004. The increase in the number of full-time equivalent employees is directly related to the growth of the Company and the hiring for our Newnan location, which opened during the second quarter of 2005. The most significant increases in the other operating expense category were data processing expense, which increased by $13,000 and $27,000 and stationary and supplies which increased by $2,000 and $17,000 for the three and six months ended June 30, 2005. Both of these expenses are directly related to the additional branch and the overall growth of the Company. Additionally, attorney’s fees increased by $30,000 and $64,000 and repossession expense increased by $32,000 and $90,000 for the three and six months ended June 30, 2005. Both of these are related to the increase in loans charged off and the attempted recovery of the assets. Equipment and occupancy expenses increased $137,000 and $254,000 for the three and six months ended June 30, 2005. This increase is directly related to depreciation on equipment purchases and occupancy expenses related to the opening of four new locations within the last twelve months.
Income Taxes. Income tax expense decreased by $66,000 and $242,000 for the three and six months ended June 30, 2005 as compared to the same period in 2004. The decrease in income tax expense is directly related to the decrease in income before taxes of $146,000 and $616,000 for the three and six months ended June 30, 2005 as compared to the same period in 2004. The effective tax rate for 2005 and 2004 was 28.98% and 33.30%, respectively. The decrease in our effective tax rate is primarily due to the increase in nontaxable securities.
Net Income. Net income decreased by $80,000 and $374,000 for the three and six months ended June 30, 2005 as compared to the same period in 2004. The primary reason for the decrease in net income for the three and six months ended June 30, 2005 as compared to the same period in 2004, is the significant expansion of the Company and continued growth. The details of the items of income and expenses are described above.

Item 3. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of 2005 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the shareholders of Southern Community Bancshares, Inc. was held on May 26, 2005. A total of 1,530,054 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:
(a) The following class I directors were elected:

Directors	For	Against	Abstain
Richard J. Dumas	1,530,054	3,554	—
William W. Leslie	1,530,054	3,554	—
Jackie L. Mask	1,526,146	7,462	—
Item 6. Exhibits
     (a) Exhibits
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.

Date: August 9, 2005	/s/ Gary McGaha

Gary McGaha
President and CEO

Date August 9, 2005	/s/ Leslye Grindle

Leslye Grindle
Sr. Vice President and Chief Financial Officer