Form 10QSB
period 2005-09-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2005-11-14
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of capital stock, as of November 8, 2005: 2,586,661; no par value
Transitional Small Business Disclosure Format   Yes ☐ No ☑

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

PART I. Financial Information
ITEM 1. Financial Statements
SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
September 30, 2005
(Unaudited)

Assets

Cash and due from banks	$5,759,518
Interest bearing balances in banks	749,057
Federal funds sold	11,877,000
Securities available-for-sale	51,789,621
Restricted equity securities	1,891,700

Loans	239,689,374
Less allowance for loan losses	2,662,146

Loans, net	237,027,228

Premises and equipment	8,355,737
Other assets	3,016,423

Total assets	$320,466,284

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$32,192,660
Interest-bearing	222,938,574

Total deposits	255,131,234

Federal Home Loan Bank advances	30,000,000
Securities sold under repurchase agreements	7,270,339
Other liabilities	1,054,235
Subordinated debentures	5,774,000

Total liabilities	299,229,808

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 2,586,661 shares issued and outstanding	16,066,013
Retained earnings	5,590,582
Accumulated other comprehensive loss	(420,119)

Total shareholders’ equity	21,236,476

Total liabilities and shareholders’ equity	$320,466,284

See Notes to Consolidated Financial Statements

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended Sept 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$4,415,142	$2,944,356	$11,720,519	$8,116,513
Taxable securities	418,939	441,335	1,260,849	1,393,832
Nontaxable securities	123,006	94,803	346,276	277,134
Interest on deposits in banks	5,791	5,288	22,400	7,822
Federal funds sold	118,302	29,096	243,913	56,933

Total interest income	5,081,180	3,514,878	13,593,957	9,852,234

Interest expense
Deposits	1,715,218	983,946	4,418,786	2,734,654
Other borrowings	403,358	223,039	1,026,364	557,722

Total interest expense	2,118,576	1,206,985	5,445,150	3,292,376

Net interest income	2,962,604	2,307,893	8,148,807	6,559,858
Provision for loan losses	345,000	245,000	1,068,160	693,121

Net interest income after provision for loan losses	2,617,604	2,062,893	7,080,647	5,866,737

Other income
Service charges on deposit accounts	157,676	122,851	440,181	332,692
Gain on sale of securities available-for-sale	44,310	36,231	106,121	85,416
Other operating income	6,722	13,199	15,347	44,802

Total other income	208,708	172,281	561,649	462,910

Other expenses
Salaries and employee benefits	1,139,478	940,525	3,298,635	2,458,184
Equipment and occupancy expenses	313,120	239,718	896,703	569,652
Other operating expenses	589,118	458,412	1,813,887	1,240,817

Total other expenses	2,041,716	1,638,655	6,009,225	4,268,653

Net income before income taxes	784,596	596,519	1,633,071	2,060,994
Income tax expense	250,506	190,941	496,423	678,734

Net income	$534,090	$405,578	$1,136,648	$1,382,260

Basic earnings per share	$0.21	$0.16	$0.44	$0.54

Diluted earnings per share	$0.20	$0.15	$0.42	$0.52

Dividends declared per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended Sept 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2005	2004	2005	2004
Net income	$534,090	$405,578	$1,136,648	$1,382,260

Other comprehensive income (loss):

Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(40,145)	1,221,742	(101,874)	258,800

Reclassification adjustment for gains realized in net income, net of tax	(27,472)	(22,463)	(65,795)	(52,958)

Other comprehensive income (loss)	(67,617)	1,199,279	(167,669)	205,842

Comprehensive income	$466,473	$1,604,857	$968,979	$1,588,102

See Notes to Consolidated Financial Statements

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$1,136,648	$1,382,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	427,369	282,412
Provision for loan losses	1,068,160	693,121
Gain on sale of securities available-for-sale	(106,121)	(85,416)
Increase in interest receivable	(600,708)	(368,742)
Increase in interest payable	289,882	10,038
Net other operating activities	353,228	(519,899)

Net cash provided by operating activities	2,568,458	1,393,774

INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits in banks	1,289,174	(1,549,099)
Purchase of securities available-for-sale	(9,669,614)	(3,219,955)
Proceeds from maturities of securities available-for-sale	3,649,427	4,396,586
Proceeds from sales of securities available-for-sale	4,681,938	8,304,924
Purchase of restricted equity securities	(420,400)	(450,000)
Net decrease (increase) in federal funds sold	6,501,000	(3,771,000)
Net increase in loans	(53,374,718)	(54,499,838)
Purchase of premises and equipment	(1,006,057)	(2,578,627)

Net cash used in investing activities	(48,349,250)	(53,367,009)

FINANCING ACTIVITIES
Net increase in deposits	39,366,999	35,322,136
Proceeds from issuance of capital stock	11,217	—
Payment for fractional shares	—	(4,062)
Proceeds from issuance of trust preferred securities	—	5,774,000
Net increase in Federal Home Loan Bank advances	6,000,000	9,000,000
Net increase in repurchase agreements	2,517,425	2,875,021

Net cash provided by financing activities	47,895,641	52,967,095

Net increase in cash and due from banks	2,114,849	992,860

Cash and due from banks at beginning of period	3,644,669	3,806,961

Cash and due from banks at end of period	$5,759,518	$4,799,821

See Notes to Consolidated Financial Statements

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

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At Sept 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$534,090	$405,578	$1,136,648	$1,382,260
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	—	(13,639)	(8,456)

Pro forma net income	$534,090	$405,578	$1,123,009	$1,373,804

Earnings per share:
Basic — as reported	$0.21	$0.16	$0.44	$0.54

Basic — pro forma	$0.21	$0.16	$0.43	$0.53

Diluted — as reported	$0.20	$0.15	$0.42	$0.52

Diluted — pro forma	$0.20	$0.15	$0.42	$0.51

NOTE 3.	EARNINGS PER CAPITAL SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the three months and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$534,090	$405,578	1,136,648	$1,382,260

Weighted average capital shares outstanding	2,586,661	2,579,477	2,585,332	2,579,477
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	95,181	92,610	95,181	71,632

Total weighted average capital shares and capital stock equivalents outstanding	2,681,842	2,672,087	2,680,513	2,651,109

Diluted earnings per capital share	$0.20	$0.15	0.42	$0.52

NOTE 4.	STOCK SPLIT

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
FINANCIAL CONDITION
Total assets increased $49 million from $271 million to $320 million, or 18% for the nine months ended September 30, 2005. The increase in total assets in 2005 is slightly less than the $55 million growth for the same period in 2004. This growth continues to be funded primarily by increases in total deposits, which increased by $39 million and $35 million, respectively. This increase in deposits was partially funded using the brokered CD market, which accounted for an increase during 2005 and 2004 of $4 million and $12 million, respectively. These brokered CD’s include certificates of deposit outside our local market area and could pay slightly higher rates than in market certificates of deposit. These deposits are more likely to move if higher rates are available at maturity. Advances from the Federal Home Loan Bank were also utilized totaling $6 million for the nine months ended September 30, 2005. The net increase in total assets for the nine months ended September 30, 2005 consisted primarily of an increase of $53 million in total loans, a decrease in Federal funds sold of $7 million and an increase in securities available-for-sale of $ 1 million. The loan to deposit ratio at September 30, 2005 was 94% compared to 87% at December

31, 2004. The increase in the loan to deposit ratio as compared to December 31, 2004 is due to total loans increasing by $53 million and total deposits only increasing by $39 million.
Shareholders’ equity increased by $980,000 for the nine months ended September 30, 2005. This net increase consists primarily of net income of $1,137,000, and an increase in unrealized losses on securities of $168,000. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.
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
At September 30, 2005, the Bank’s liquidity ratio was 16.65%, which is lower than the Bank’s target ratio of 20%. The Bank has an available borrowing capacity to meet any unexpected liquidity needs. In addition, the Company has cash available that could be injected into the Bank to meet capital and liquidity needs.
REGULATORY CAPITAL REQUIREMENTS
Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2005, the Bank was considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and Bank at September 30, 2005 are as follows:

			Regulatory
			Minimum
	Consolidated	Bank	Requirement

Leverage Capital Ratio	8.73%	7.55%	4.00%
Risk-Based Capital Ratios
Core Capital	10.43%	9.03%	4.00%
Total Capital	11.44%	10.05%	8.00%
We are not aware of any recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
RESULTS OF OPERATIONS
Net Interest Income. Net interest income increased by $655,000 and $1,589,000 for the three and nine month periods ended September 30, 2005 compared to the same period in

2004. The increase in net interest income is attributable to an increase in earning assets of $70 million as compared to September 30, 2004. Loans increased during this period by $60 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $60 million, which included an increase of $49 million in interest-bearing deposits and an increase of $11 million in non-interest bearing deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the nine months ended September 30, 2005 was approximately 7.24% as compared to 7.03%, for the same period in 2004, or an increase of 21 basis points. The yield on total interest earning assets for the nine months ended September 30, 2005 was 6.52% compared to 6.12% for the same period in 2004, or an increase of 40 basis points. The rate paid on interest bearing liabilities for the same period increased by 64 basis points to 2.98% from 2.34%. These increases in yields are directly related to the continued adjustment of interest rates.
Due to the recent increase in interest rates and increased volume of loans and deposits at their respective current yields, the net interest margin decreased to 3.91% at September 30, 2005 as compared to 4.13% at September 30, 2004.
Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a monthly basis and make provisions as necessary. A provision of $1,068,000 was made during the nine month period ending September 30, 2005 compared to $693,000 for the same period in 2004. The allowance for loan loss as a percentage of total loans was 1.11% at September 30, 2005, 1.08% at December 31, 2004, and 1.14% at September 30, 2004. Management believes the allowance for loan loss at September 30, 2005 is adequate to meet any foreseeable losses in the loan portfolio. The increase in the provision for loan losses as compared to the nine month period ended September 30, 2004 is primarily related to the significant growth in our loan portfolio combined with increases in charged off loans.
At September 30, 2005 and 2004, nonaccrual, past due and restructured loans were as follows:

	September 30,	September 30,
	2005	2004
	(Dollars in thousands)
Total nonaccruing loans	$1,118	$4,629
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	70
Restructured loans	—	—
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
Nonaccrual loans and past due loans greater than 90 days and still accruing decreased by $3,511,000 and $70,000, respectively, compared to the same period in 2004. We do not anticipate any significant losses related to these loans due to adequate collateral values securing the majority of these loans.
Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(Dollars in thousands)
Average amount of loans outstanding	$216,554	$153,088

Balance of allowance for loan losses at beginning of period	$2,017	$1,420
Loans charged off
Commercial and financial	(190)	(42)
Real estate	(174)	—
Installment	(69)	(22)

	(433)	(64)

Loans recovered
Commercial and financial	10	—
Real estate	—	—
Installment	—	—

	10	—

Net charge-offs	(423)	(64)

Additions to allowance charged to operating expense during period	1,068	693

Balance of allowance for loan losses at end of period	2,662	2,049

Ratio of net loans charged-off during the period to average loans outstanding	0.20%	0.04%

Other Income. Other income increased by $36,000 and $99,000, respectively for the three and nine months ended September 30, 2005 compared to the same period in 2004. Gain on sale of securities available for sale, which are included in other operating income, increased $8,000 and $21,000, respectively for the three and nine months ended September 30, 2005 compared to the same period in 2004. Deposit service charges increased $35,000 and $107,000 for the three and nine months ended September 30, 2005 compared to the same period in 2004, which is directly related to the growth in deposit accounts. These increases were partially offset by decreases in other operating income of $7,000 and $29,000 for the three and nine months ended September 30, 2005 compared to the same period in 2004. The primary reason for these decreases was losses on the sale of other real estate owned of approximately $41,000.
Other Expenses. Other expenses increased by $403,000 and $1,741,000 for the three and nine months ended September 30, 2005 compared to the same period in 2004. The most significant increases in 2005 are increases of $199,000 and $840,000 in salaries and employee benefits and other operating expenses of $131,000 and $573,000 for the three and nine months ended September 30, 2005. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees. At September 30, 2005, the number of full-time equivalent employees was 76 compared to 68 at September 30, 2004. The increase in the number of full-time equivalent employees is directly related to the growth of the Company and the hiring for our Newnan location, which opened during the second quarter of 2005. The most significant increases in the other operating expense category were data processing expense, which increased by $10,000 and $38,000 and stationary and supplies which increased by $2,000 and $19,000 for the three and nine months ended September 30, 2005. Both of these expenses are directly related to the additional branch and the overall growth of the Company. Additionally, attorney’s fees increased by $13,000 and $78,000 and repossession expense increased by $1,000 and $92,000 for the three and nine months ended September 30, 2005. Both of these are related to the increase in loans charged off and the attempted recovery of the assets. Equipment and occupancy expenses increased $73,000 and $327,000 for the three and nine months ended September 30, 2005. This increase is directly related to depreciation on equipment purchases and occupancy expenses related to the opening of four new locations within the last twelve months.
Income Taxes. Income tax expense increased by $60,000 and decreased by $182,000 for the three and nine months ended September 30, 2005 as compared to the same period in 2004. The decrease in income tax expense is directly related to the decrease in income before taxes of $428,000 for the nine months ended September 30, 2005 as compared to the same period in 2004. The effective tax rate for 2005 and 2004 was 30.40% and 32.93%, respectively. The decrease in our effective tax rate is primarily due to the increase in nontaxable securities.
Net Income. Net income increased by $129,000 and decreased by $246,000 for the three and nine months ended September 30, 2005 as compared to the same period in 2004. The primary reason for the decrease in net income for the nine months ended September 30, 2005 as compared to the same period in 2004, is the significant expansion of the Company and continued growth. The details of the items of income and expenses are described above.
Item 3. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of 2005 there were no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

SOUTHERN COMMUNITY BANCSHARES, INC.

Date: November 14, 2005	/s/ Gary McGaha
Gary McGaha
President and CEO

Date: November 14, 2005	/s/ Leslye Grindle
Leslye Grindle
Sr. Vice President and
Chief Financial Officer