Form 10KSB/A
period 2004-12-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2005-11-16
CIK 1171017

Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB/A

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
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Explanatory Note:
     This amendment on Form 10-KSB is being filed with respect to our annual report on Form 10-KSB for the year ended December 31, 2004. This amendment relates solely to the Independent Auditor’s Report, which was revised to include a reference to the Public Company Accounting Oversight Board. Our financial statements have not changed.

ITEM 7. FINANCIAL STATEMENTS
PART III
ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
SIGNATURES
EX-21 SUBSIDIARIES OF REGISTRANT
EX-23 CONSENT OF MAULDIN & JENKINS, LLC
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

ITEM 7. FINANCIAL STATEMENTS
     The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Registered Public Accounting Firm thereon, are included on pages F-1 through F-35 and made a part of this Annual Report on Form 10-KSB/A:
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
PART III
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

3

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

4

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.
(Registrant)

Date: November 15, 2005	By:	/s/ Gary D. McGaha

President and Chief
Executive Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Gary D. McGaha	Date: November 15, 2005

Gary D. McGaha
Chief Executive Officer
And Director
[Principal Executive Officer]

/s/Leslye L. Grindle	Date: November 15, 2005

Leslye L. Grindle
Chief Financial Officer
[Principal Financial Officer and
Principal Accounting Officer]

/s/James S. Cameron	Date: November 15, 2005

James S. Cameron, Director

/s/George R. Davis	Date: November 15, 2005

George R. Davis, Sr., Director

/s/Robert B. Dixon, Jr.	Date: November 15, 2005

Robert B. Dixon, Jr., Director

5

/s/Richard J. Dumas	Date: November 15, 2005

Richard J. Dumas, Director

William Wayne Leslie, Director

/s/Thomas D. Reese	Date: November 15, 2005

Thomas D. Reese, Director

Dan V. Stinchcomb, Director

/s/William M. Strain	Date: November 15, 2005

William M. Strain, Director

Jackie L. Mask, Director

6

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2004

Page
INDEPENDENT AUDITOR’S REPORT	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-2
Consolidated statements of income	F-3
Consolidated statements of comprehensive income	F-4
Consolidated statements of shareholders’ equity	F-5
Consolidated statements of cash flows	F-7
Notes to consolidated financial statements	F-8-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Bancshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
March 19, 2005

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
Assets

Cash and due from banks	$3,644,669	$3,806,961
Interest bearing deposits in banks	2,038,231	—
Federal funds sold	18,378,000	616,000
Securities available for sale, at fair value	50,615,684	59,799,452
Restricted equity securities, at cost	1,471,300	750,000

Loans	186,737,227	125,201,122
Less allowance for loan losses	2,016,557	1,419,479

Loans, net	184,720,670	123,781,643

Premises and equipment	7,777,049	5,210,422
Other assets	2,599,675	1,681,265

Total assets	$271,245,278	$195,645,743

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$21,423,600	$22,113,953
Interest-bearing	194,340,635	137,661,115

Total deposits	215,764,235	159,775,068

Federal Home Loan Bank advances	24,000,000	15,000,000
Securities sold under repurchase agreements	4,752,914	1,704,188
Subordinated debentures	5,774,000	680,554
Other liabilities	697,849	—

Total liabilities	250,988,998	177,159,810

Commitments and contingencies (Note 13)

Shareholders’ equity:
Capital stock, no par value; 10,000,000 shares authorized; 2,580,526 and 1,934,777 shares issued and outstanding, respectively	16,054,796	16,050,433
Retained earnings	4,453,934	2,773,611
Accumulated other comprehensive income (loss)	(252,450)	(338,111)

Total shareholders’ equity	20,256,280	18,485,933

Total liabilities and shareholders’ equity	$271,245,278	$195,645,743

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Interest income:
Loans, including fees	$11,215,484	$7,660,995
Taxable securities	1,827,419	1,151,862
Nontaxable securities	379,233	223,179
Federal funds sold	130,289	59,436
Interest bearing deposits	17,633	—

Total interest income	13,570,058	9,095,472

Interest expense:
Deposits	3,850,358	2,928,728
Other borrowings	814,636	177,041

Total interest expense	4,664,994	3,105,769

Net interest income	8,905,064	5,989,703
Provision for loan losses	1,031,121	420,000

Net interest income after provision for loan losses	7,873,943	5,569,703

Other income:
Service charges on deposit accounts	461,262	371,598
Gain on sale of securities available for sale	85,416	269,629
Gain on sale of loans	—	21,113
Other operating income	66,766	60,002

Total other income	613,444	722,342

Other expense:
Salaries and employee benefits	3,426,141	2,143,731
Equipment and occupancy expenses	814,069	510,735
Other operating expenses	1,805,418	1,249,076

Total other expense	6,045,628	3,903,542

Income before income taxes	2,441,759	2,388,503

Income taxes	761,436	796,900

Net income	$1,680,323	$1,591,603

Basic earnings per share	0.65	0.62

Diluted earnings per share	$0.63	$0.61

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

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003

				Accumulated
				Other	Total
	Capital Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2002	1,394,567	15,342,615	1,182,008	107,380	16,632,003

Net income	—	—	1,591,603	—	1,591,603

Issuance of common stock	56,876	713,940	—	—	713,940

Four-for- three stock split	483,334	(6,122)	—	—	(6,122)

Other comprehensive loss	—	—	—	(445,491)	(445,491)

Balance, December 31, 2003	1,934,777	16,050,433	2,773,611	(338,111)	18,485,933

Net income	—	—	1,680,323	—	1,680,323

Issuance of common stock	1,049	8,425	—	—	8,425

Four- for- three stock split	644,700	(4,062)	—	—	(4,062)

Other comprehensive loss	—	—	—	85,661	85,661

Balance, December 31, 2004	2,580,526	16,054,796	4,453,934	(252,450)	20,256,280

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

	Years Ended December 31,
	2004	2003
Net income, as reported	$1,680,323	$1,591,603
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	13,175	25,571

Pro forma net income	$1,667,148	$1,566,032

Earnings per share:
Basic — as reported	$.65	$.62

Basic — pro forma	$.65	$.61

Diluted — as reported	$.63	$.61

Diluted — pro forma	$.62	$.61

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

December 31, 2003
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS

The composition of loans is summarized as follows:

	December 31,
	2004	2003
Commercial	$24,752,777	$19,233,927
Real estate – construction	56,787,690	34,847,650
Real estate – mortgage	101,150,702	66,883,975
Consumer installment and other	4,408,758	4,455,438

	187,099,927	125,420,990
Deferred loan fees	(362,700)	(219,868)
Allowance for loan losses	(2,016,557)	(1,419,479)

Loans, net	$184,720,670	$123,781,643

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2004	2003
Balance, beginning of year	$1,419,479	$1,141,095
Provision for loan losses	1,031,121	420,000
Loans charged off	(434,428)	(141,616)
Recoveries of loans previously charged off	385	—

Balance, end of year	$2,016,557	$1,419,479

The following is a summary of information pertaining to impaired loans:

	As of and for the Years Ended
	December 31,
	2004	2003
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	4,811,853	464,724

Total impaired loans	$4,811,853	$464,724

Valuation allowance related to impaired loans	$533,496	$139,063

Average investment in impaired loans	$1,760,363	$355,434

Interest income recognized on impaired loans	$38	$303

Nonaccrual loans	$4,811,853	$443,558

Loans past due ninety days or more and still accruing interest	$26,300	$67,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	LOANS (Continued)

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

The Company is required by the Federal Reserve Board to maintain certain levels of capital for bank regulatory purposes. The Federal Reserve Board has determined that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 capital for bank and financial holding companies. In calculating the amount of Tier 1 qualifying capital, the trust preferred securities can only be included up to the amount constituting 25% of total Tier 1 capital elements (including trust preferred securities). Such Tier 1 capital treatment provides the Company with a more cost- effective means of obtaining capital for bank regulatory purposes than if the Company were to issue preferred stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2004		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks, and federal funds sold	$24,060,900	$24,060,900	$4,422,961	$4,422,961
Securities	52,086,984	52,086,984	60,549,452	60,549,452
Loans	184,720,670	125,234,706	123,781,643	12,523,470
Accrued interest received	1,099,466	1,099,466	928,817	928,817

Financial liabilities:
Deposits	215,764,233	161,191,427	159,775,068	161,191,427
Securities sold under Repurchase agreements	4,752,914	4,752,914	1,704,188	1,704,188
Federal Home Loan Bank advances	24,000,000	15,106,564	15,000,000	15,106,564
Subordinated debentures	5,774,000	5,774,000	—	—
Accrued interest payable	491,263	491,263	443,923	443,923
NOTE 17. SUPPLEMENTAL FINANCIAL DATA
Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2004	2003
Professional fees	$195,695	$102,121
Data processing expense	249,176	185,690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. PARENT COMPANY FINANCIAL INFORMATION
The following information presents the condensed balance sheet, statements of income, and cash flows of Southern Community Bancshares, Inc. as of and for the years ended December 31, 2004 and 2003:
CONDENSED BALANCE SHEET

	2004	2003
Assets
Cash	$6,515,940	$5,805,604
Investment in subsidiary	19,094,195	12,602,382
Securities available for sale	174,000	—
Other assets	270,773	94,402

Total assets	$26,054,908	$18,502,388

Subordinated Debentures	$5,774,000	$—
Other liabilities	24,628	16,455

Total liabilities	$5,798,628	$16,455

Shareholders’ equity	20,256,280	18,485,933

Total liabilities and shareholders’ equity	$26,054,908	$18,502,388

CONDENSED STATEMENT OF INCOME

	2004	2003
Income
Interest income	5,171	—
Dividends from subsidiary	—	—

Total income	5,171	—

Interest expense	171,596	—
Expenses, other	197,815	143,394

Total expenses	369,411	143,394

Loss before income tax benefits and equity in undistributed income of subsidiary	(364,240)	(143,394)
Income tax benefits	(138,411)	(54,489)

Income (loss) before equity in undistributed income of subsidiary	(225,829)	(88,905)
Equity in undistributed income of subsidiary	1,906,152	1,680,508

Net income	1,680,323	1,591,603

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. PARENT COMPANY FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENT OF CASH FLOWS

	2004	2003
OPERATING ACTIVITIES
Net income	$1,680,323	$1,591,603
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed income of subsidiary	(1,906,152)	(1,680,508)
Other operating activities	(35,198)	(46,034)

Net cash used in operating activities	(261,027)	(134,939)

INVESTING ACTIVITIES
Capital infusion in subsidiary	(4,500,000)	—

	—	—
FINANCING ACTIVITIES
Proceeds from issuance of long term debt	5,467,000	—
Proceeds from issuance of capital stock	8,425	713,940
Payment for fractional shares	(4,062)	(6,122)
Stock issuance costs	—	—

Net cash provided by financing activities	5,471,363	707,818

Net increase in cash	710,336	572,879
Cash at beginning of year	5,805,604	5,232,725

Cash at end of year	$6,515,940	$5,805,604

NOTE 19. STOCK SPLIT
On August 17, 2004, the Company declared a four-for-three stock split payable to shareholders of record on September 1, 2004. The earnings per common share for the year ended December 31, 2004 have been retroactively adjusted for the split as if it occurred on January 1, 2003.