Form 10KSB
period 2005-12-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2006-03-31
CIK 1171017

Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock, no par value
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Revenues for the Registrant’s fiscal year ended December 31, 2005 total $19,972,704.
     The registrant’s common stock, trades over the counter (OTC) under the symbol “SNCB.” The aggregate market value of the Registrant’s outstanding common stock held by non-affiliates of the Registrant on March 15, 2006 was approximately $29,719,825. There were 2,587,081 shares of common stock outstanding as of March 15, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

SOUTHERN COMMUNITY BANCSHARES, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2005

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
Employees
     As of March 15, 2006, the Bank had 81 full-time employees. The employees are not represented by a collective bargaining unit. The Company and the Bank believe their relationships with their employees to be good. The Company currently does not have any employees.
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
     Based on total deposits of approximately $262 million at December 31, 2005, the Bank represents approximately 14% of the market share in the Fayette County market. Seven major regional banks represent approximately 53% of the deposits in the Fayette County market. The larger financial institutions have greater resources and lending limits than the Bank, and the seven major regional banking institutions have twenty-two branches in the county. There are several credit unions located within our market area. Since credit unions are not subject to income taxes, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank. The FDIC publishes the market share data for the period ending June 30th of each year. Based on the last reported dates, the Bank has less than 1% market share in each of it’s locations in Coweta, Henry and Clayton counties.
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
Consumer Loans
     The Bank offers a variety of loans to retail customers in the communities we serve. Consumer loans in general carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate but less risky than commercial loans. Risk of default is generally determined by the well being of the national and local economies. During times of economic stress there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt. Risk on consumer type loans is generally managed through policy limitations on debt levels consumer borrowers may carry and limitations on loan terms and amounts depending upon collateral type.
     Various types of consumer loans include the following:

•	Home equity loans – open and closed end

•	Vehicle financing

•	Loans secured by deposits

•	Overdraft protection lines

•	Secured and unsecured personal loans
     The various types of consumer loans all carry varying degrees of risk for the Bank. Loans secured by deposits carry little or no risk and in our experience have had a zero default rate. Home equity lines carry additional risk because of the increased difficulty of converting real estate to cash in the event of a default. However, underwriting policy provides mitigation to this risk in the form of a maximum loan to value ratio of 90% on a collateral type that has historically appreciated in value. The Bank also requires the customer to carry adequate insurance coverage to pay all mortgage debt in full if the collateral is destroyed. Vehicle financing carries additional risks over loans secured by real estate in that the collateral is declining in value over the life of the loan and is mobile. Risks inherent in vehicle financing are managed by matching the loan term with the age and remaining useful life of the collateral to ensure the customer always has an equity position and is never “upside down.” Collateral is protected by requiring the customer to carry insurance showing the bank as loss payee. The Bank also has a blanket policy that covers it in the event of a lapse in the borrower’s coverage and also provides assistance in locating collateral when necessary. Secured personal loans carry additional risks over the previous types in that they are generally smaller and made to borrowers with somewhat limited financial resources and credit histories. These loans are secured by a variety of collateral with varying degrees of marketability in the event of default. Risk on these types of loans is managed primarily at the underwriting level with strict adherence to debt to income ratio limitations and conservative collateral valuations. Overdraft protection lines and other unsecured personal loans carry the greatest degree of risk in the consumer portfolio. Without collateral, the Bank is completely dependent on the commitment of the borrower to repay and the stability of the borrower’s income stream. Again, primary risk management occurs at the underwriting stage with strict adherence to debt to income ratios, time in present job and in industry and policy guidelines relative to loan size as a percentage of net worth and liquid assets.
Commercial and Industrial Loans
     The Bank makes loans to small- and medium-sized businesses in our primary trade area for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. Commercial loans are granted to borrowers based on cash flow, ability to repay and degree of management expertise. This type loan may be subject to many different types of risk, which will differ depending on the particular industry a borrower is involved with. General risks to an industry, or segment of an industry, are monitored by senior management on an ongoing basis. When warranted, individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed at a Loan Committee or Board of Directors level. On a regular basis, commercial and industrial borrowers are required to submit statements of financial condition relative to their business to the Bank for review. These statements are analyzed for trends and the loan is assigned a credit grade accordingly. Based on this grade the loan may receive an increased degree of scrutiny by management up to and including additional loss reserves being required.

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
     Commercial real estate offers some risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to single borrowers. To mitigate these risks, we monitor our loan concentration and loans are audited through an in house loan review program. This type loan generally has a shorter maturity than other loan types giving the Bank an opportunity to reprice, restructure or decline to renew the credit. As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance. A lower grade will bring increased scrutiny by management and the Board of Directors.
Construction and Development Loans
     The Bank makes residential construction and development loans to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers already secured. This type loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress this type loan has typically had a greater degree of risk than other loan types. To mitigate that risk, management reviews the entire portfolio on a monthly basis and any pertinent changes or issues are brought to the Board of Directors’ attention at the monthly Board Meeting. The percentage of our portfolio being built on a speculative basis is tracked very closely. Loan policy provides for limits on speculative lending by borrower and by real estate project.
Management’s Policy for determining the Loan Loss Allowance
     In calculating the adequacy of the loan loss allowance, the loan portfolio is sectioned to include the general portfolio, loans specifically identified to have some weakness, areas of industry concentration, areas presenting higher than normal risk by their nature and commitments presently unfunded. The general portfolio includes loans presenting a normal level of risk which are performing and adequately collateralized. Due to the age of the Bank a reserve percentage is set based on current peer experience as reported in the FDIC Quarterly Banking Profile. Loans specifically identified to have some weakness are individually analyzed as to borrower repayment ability and collateral adequacy and a specific reserve amount is individually assigned based on this analysis. Also considered in this analysis are loss factors depending on loan grade as set by bank loan policy and followed by regulatory agencies. Industry concentrations in residential construction and development lending are accorded a higher level than the general portfolio due to the increased risk to the Bank any asset concentration causes. Areas presenting higher than normal risk by their nature are then examined. Overdrafts are funded at 50%. Finally, an amount is determined based on current economic trends within our market, current level of expertise within the loan department relative to our size, level of non performing and delinquent loans and level of recoveries to charge offs. The amount is calculated through a questionnaire that ranks the relative strength or weakness of these areas for our bank.
Management’s Policy for Investing in Securities
     Funds that are not otherwise needed to meet the loan demand of the Bank may be invested in accordance with the Bank’s investment policy. The purpose of the investment policy is to provide a guideline by which these funds can best be invested to earn the maximum return for the Bank, yet still maintain sufficient liquidity to meet fluctuations in the Bank’s loan demand and deposit structure. The investment policy adheres to the following objectives:
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
Supervision and Regulation

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussions describes the material elements of the regulatory framework that applies to us.
Southern Community Bancshares
     Since the Company owns all of the capital stock of the Bank, the Company is a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, the Company primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of the Company’s operations.
Acquisition of Banks
     The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:
•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.
     Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.
     Under the BHC Act, if adequately capitalized and adequately managed, the Company or the other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Since the Bank is more than three years old this restriction does not apply to us.

     Change in Bank Control
     Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities and either:
•	the bank holding company has registered securities under Section 12 of the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.
     The Company’s common stock is registered under Section 12 of the Exchange Act. The regulations also provide a procedure for challenging the rebuttable presumption of control.
     Permitted Activities
     A bank holding company is generally permitted under the BHC Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:
•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.
     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking includes:
•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.
     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.
     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:
•	lending, trust and other banking activities;

•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	providing financial, investment, or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.
     The Company has qualified as a financial holding company. It may lose its status as a financial holding company, however, if the Bank ceases to be well capitalized and well managed or ceases to have a Community Reinvestment Rate of at least “satisfactory.”
     Support of Subsidiary Institutions

     Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Southern Community Bank
     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of its operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to the Bank.
     Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.
     Branching
     Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.
     Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects the Bank from an important segment of potential competition. However, because Georgia has elected not to opt-in, the Bank’s ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, unless Georgia changes its election, the only way the Bank will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.
     Prompt Corrective Action

     The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2005, the Bank qualified for the well-capitalized category.
     Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon he capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.
     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.
     FDIC Insurance Assessments
     The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assts and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from $.00 to $.27 per $100 of deposit, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.
     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
     Community Reinvestment Act
     The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC will evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.
     Other Regulations
     Interest and other charges collected or contracted for by the Bank are subject to state usury laws, and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.
     The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:
•	federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provisions of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency (the “OCC”) issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the OCC preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.
     The deposit operations of the Bank are subject to:
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
Capital Adequacy
     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the Company) and the FDIC (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.
     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.
     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005 the Company’s consolidated ratio of total capital to risk-weighted assets was 10.75% and the ratio of Tier 1 Capital to risk-weighted assets was 9.72%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other banking holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, The Company’s leverage ratio was 8.55%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.
Payment of Dividends
     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     The GDBF also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. The Company’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.
     At December 31, 2005, the Bank could pay cash dividends of $1,105,000 without prior regulatory approval.
Restrictions on Transactions with Affiliates
     The Company is subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.
     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.
     The Company is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
     The Bank is also subject to restrictions on extensions of credit to use its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.
Privacy
     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.
Consumer Credit Reporting
     On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the “FAIR Act”), amending the federal Fair Credit Reporting Act (the “FCRA”). These amendments to the FCRA (the “FCRA Amendments”) became effective in 2004.
     The FCRA Amendments include, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud.

•	for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.
     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. The Bank does not share consumer information among its affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because not affiliate of ours is currently sharing consumer information with any other affiliate for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.
Anti-Terrorism and Money Laundering Legislation
     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.
Proposed Legislation and Regulatory Action
     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company’s business may be affected by any new regulation or statute.

ITEM 2. DESCRIPTION OF PROPERTY
     As of December 31, 2005, the principal offices of the Company and the Bank were located at 525 North Jeff Davis Drive, Fayetteville, Georgia 30214. The Bank owns this property and the property located at 1500 Commerce Drive, Peachtree City, Georgia 30269, 4970 Bill Gardner Parkway, Locust Grove, Georgia 30248, 2245 E. Hwy 34, Newnan, Georgia 30265, 502 South Hill Street, Griffin, Georgia 30224 and the property located at 510 South Hill Street, Griffin, Georgia 30224. Neither the Company nor the Bank has any other properties. Management believes that the physical facilities maintained by the Company and the Bank are suitable for its current operations.
ITEM 3. LEGAL PROCEEDINGS
     The Company and the Bank are subject to claims and litigation in the ordinary course of business. We believe that any pending claims and litigation will not have a material adverse effect on the Company’s consolidated position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2005.
PART II
ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     The Company’s Common Stock is traded over the counter (OTC), under the symbol “SNCB.OB”
     There were approximately 662 holders of record of the common stock as of December 31, 2005.
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

	Estimated Price Range Per
	Share
	High	Low
	$	$
2005
First Quarter	$21.00	$19.50
Second Quarter	23.00	20.00
Third Quarter	23.45	20.85
Fourth Quarter	22.00	18.50

2004
First Quarter	$19.69	$11.25
Second Quarter	19.69	13.31
Third Quarter	21.00	18.00
Fourth Quarter	20.99	19.50
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following is a discussion of our financial condition at December 31, 2005 and 2004 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.
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
OVERVIEW
     The year 2005 was highlighted by reporting net income of $1,866,873. Our primary market area of Fayette, Coweta, Henry and Clayton Counties, Georgia, continues to grow, and we are strategically positioned to take advantage of the growth. The area’s growth should provide a base for continued profitability.
CRITICAL ACCOUNTING POLICIES
     The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a description of the accounting policies applied by the Company that are deemed “critical”. Critical accounting policies are defined as policies that are very important to the presentation of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments. The Company’s financial results could differ significantly if different judgments or estimates are applied in the application of these policies.
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
     INCOME TAXES
     We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 12 to the Notes to Consolidated Financial Statements for additional details.
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
     The future tax consequences of the differences between the financial reporting and tax basis of the Bank’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance was not required as of December 31, 2005 as the realization of the deferred tax assets was determined to be probable.
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
FINANCIAL CONDITION AS OF DECEMBER 31, 2005 AND 2004
     Following is a summary of our balance sheets as of the dates indicated:

	December 31,
	2005	2004
	(Dollars in Thousands)
Cash and due from banks	$6,061	$3,644
Interest bearing deposits in banks	624	2,038
Federal funds sold	2,607	18,378
Securities	53,391	50,616
Restricted equity securities	1,892	1,471
Loans, net	250,953	184,721
Premises and equipment	9,596	7,777
Other assets	8,725	2,600

	$333,849	$271,245

Total deposits	$261,639	$215,764
Other borrowings	30,000	24,000
Securities sold under repurchase agreements	13,163	4,753

Other liabilities	1,733	698
Subordinated debentures	5,774	5,774
Shareholders’ equity	21,540	20,256

	$333,849	$271,245

     As of December 31, 2005, we had total assets of $334 million, an increase of 23% over December 31, 2004. Total interest-earning assets were $312 million as of December 31, 2005, or 93% of total assets as compared to $259 million or 96% of total assets as of December 31, 2004. Our primary interest-earning assets as of December 31, 2005 were loans, which made up 81% of total interest-earning assets, as compared to 72% as of December 31, 2004. Our loan to deposit ratio was 97% as of December 31, 2005, as compared to 86% as of December 31, 2004. Loan growth in 2005 of $67 million was funded primarily by deposit growth in 2005 of $46 million and additional borrowings from the FHLB of $6 million. Securities increased by $3 million in 2005 while Federal Funds sold decreased by $16 million. Fixed assets increased by $1.8 million due to the purchase of two pieces of land in Spalding County and the remaining construction costs associated with our Coweta County facility.
     Our securities portfolio, consisting of U.S. Government and Agency securities, state and municipal securities and mortgage-backed securities, amounted to $53 million as of December 31, 2005. Net unrealized losses on securities amounted to ($1,379,000) as of December 31, 2005 as compared to ($407,000) as of December 31, 2004. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.
     We have 89% of our loan portfolio collateralized by real estate located in our primary market area of Fayette, Coweta, Henry and Clayton Counties, Georgia and surrounding counties. Our real estate construction portfolio, which comprises 53% of our total portfolio outstanding balances, consists primarily of loans collateralized by one to four family residential properties and commercial real estate mortgage loans, consisting primarily of small business commercial properties, totaling 36% of the loan portfolio. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value. The remaining 11% of the loan portfolio consists of commercial, consumer installment, consumer lines of credit and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower which has remaining economic life greater than the term of the loan it secures.
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

The following table sets forth certain information about contractual cash obligations as of December 31, 2005.

		Payments Due After December 31, 2005
		1 Year	1 - 3	4 - 5	After 5
	Total	or Less	Years	Years	Years
Short-term borrowings	$13,163	$13,163	$—	$—	$—
Time certificates of deposit	173,478	127,134	37,279	9,065	—

Federal Home Loan Bank advances	30,000	—	20,000	—	10,000
Subordinated debentures	5,774	—	—	—	5,774

Total contractual cash obligations	$222,415	$140,297	$57,279	$9,065	$15,774
     Our operating leases represent short-term obligations, normally with maturities of one year or less. Many of the operating leases have thirty-day cancellation provisions. The total contractual obligations for operating leases do not require a material amount of our cash funds.
     At December 31, 2005, we had no binding commitments for capital expenditures.
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
     As of December 31, 2005, we had loan commitments outstanding of $53 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. As of December 31, 2005, we had arrangements with two commercial banks for additional short-term advances of $6.4 million in aggregate. The Bank has also executed a blanket lien agreement with the Federal Home Loan Bank of Atlanta under which the Bank’s one to four family residential loans and securities were pledged against borrowings in the amount of $30,000,000.
     As of December 31, 2005, our capital ratios were considered well capitalized based on regulatory minimum capital requirements. Our shareholders’ equity increased in 2005 primarily due to the retention of net income in 2005 of $1,866,873.
     In the future, the primary source of funds available to the holding company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could pay $1,105,000 in dividends without regulatory approval.
     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of December 31, 2005 are as follows:

		Regulatory
	Actual	Requirements
Leverage capital ratio	8.06%	5%
Risk based capital ratios:
Core capital	9.02%	6%
Total capital	10.04%	10%
     These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings should assist in keeping these ratios at satisfactory levels. In addition, the Company has the ability to inject additional capital into the Bank if considered necessary. During 2004 the Company issued $5,774,000 of trust preferred securities which were invested in subordinated debentures issued by the bank. See Note 9 to the Notes to Consolidated Financial Statements for additional details.
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
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
     The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
Interest income	$19,176	$13,570
Interest expense	7,772	4,665
Net interest income	11,404	8,905
Provision for loan losses	1,416	1,031
Other income	796	613

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
Other expenses	8,102	6,046
Pretax income	2,682	2,441
Income taxes	815	761
Net income	$1,867	$1,680
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
     Our net yield on average interest-earning assets was 3.98% in 2005 as compared to 3.97% in 2004. Average loans increased by $64 million, and the remaining average interest earning assets decreased by $2 million which combined accounted for a $62 million increase in total average interest-earning assets in 2005. Average interest-bearing liabilities increased by $58 million with average interest-bearing demand and savings, and time deposits accounting for $1 million and $47 million of this increase, respectively. The rate earned on average interest-earning assets increased to 6.69% in 2005 from 6.05% in 2004. The rate paid on average interest-bearing liabilities increased to 3.18% in 2005 from 2.41% in 2004. The increase in net interest income was due to the significant increase in volume of interest-earning assets in comparison to 2004. In 2005, the yields on interest-earning assets increased by 64 basis points while the rate paid on interest-bearing liabilities increased by 77 basis points, yielding a decrease in net interest spread of 13 basis points in 2005. For the year ended December 31, 2004, the net interest spread increased by 3 basis points.
     PROVISION FOR LOAN LOSSES
     The provision for loan losses was $1,416,000 in 2005 as compared to $1,031,000 in 2004. The amounts provided were due primarily to the growth of the loan portfolio and the inherent risk in the loan portfolio. Based upon our evaluation of the loan portfolio, we believe the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, past experience, underlying collateral values and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2005, we had $2,539,000 in non-accrual loans as compared to $4,812,000 as of December 31, 2004. The reduction is attributed to one large credit of $2.9 million being removed from non-accrual due to the sale of the collateral. The purchase of said collateral was financed by the bank for the new owners. Of the December 31, 2005 balance in non-accrual loans, almost $1.9 million was concentrated in one relationship. The Bank believes that it is adequately secured on those loans and that adequate specific reserves have been allocated to cover any potential losses in the event of foreclosure. The allowance for loan losses as a percentage of total loans as of December 31, 2005 and 2004 was 1.18% and 1.08%, respectively. Actual loan charge-offs were $456,593 during 2005, as compared to $434,428 during 2004.

     OTHER INCOME
     Other income consists of service charges on deposit accounts, gain on sale of securities and other operating income. Other income increased to $796,000 in 2005, from $613,000 in 2004. This increase is due primarily to an increase in service charges on deposit accounts of $154,000. Gain on sales of securities increased by $21,000, while other operating income increase by only $8,000.
     OTHER EXPENSE
     Other expenses were $8,102,000 in 2005, as compared to $6,046,000 in 2004, an increase of $2,056,000. Salaries and employee benefits increased by $1,053,000 due to an increase in the number of full time equivalent employees from 72 to 81, and normal increases in salaries and benefits. The increase in number of employees and related expenses in 2005 are due primarily to the opening of our Newnan, West Fayetteville and Operations Center locations. This increase in number of employees and branches is directly related to the increase of $433,000 in equipment and occupancy expenses. Other operating expenses increased by $571,000 due partially to increased data processing costs of $56,000, attorney’s fees of $57,000, accounting and audit fees of $67,000, stationary and supplies of $21,000, repossession expenses of $63,000 and increased director’s fees of $24,000. The increases in all other operating expenses were directly related to the overall growth of the Company. A significant portion of the increase in attorney’s fees was due to loan collection efforts associated with the impaired loans in the portfolio.
     INCOME TAX
     We reported income taxes for 2005 of $815,000 as compared to $761,000 for 2004. The effective tax rate for 2005 and 2004 was 30.40% and 31.20%, respectively. The decrease in the effective tax rate is due to the increased amount of nontaxable securities in our portfolio.
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
     As of December 31, 2005, our cumulative one year interest rate-sensitivity gap ratio was 97%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets are evenly matched in the one-year time horizon with our interest-bearing liabilities.
     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

		After	After
		Three	One
		Months	Year
		but	but
	Within	Within	Within	After
	Three	One	Five	Five
	Months	Year	Years	Years	Total
		(Dollars in Thousands)
Interest-earning assets
Federal Funds Sold	2,607	—	—	—	2,607
Securities	552	189	10,858	43,684	55,283
Interest bearing deposits	624	—	—	—	624
Loans	160,983	26,122	60,256	7,028	254,389

	164,766	26,311	71,114	50,712	312,903

Interest-bearing liabilities:
Interest-bearing demand deposits	52,746	—	—	—	52,746
Savings	3,406	—	—	—	3,406
Time deposits	18,325	108,809	46,344	—	173,478

Securities sold under repurchase agreements	13,163	—	—	—	13,163
Other Borrowings	—	—	20,000	15,774	35,774

	87,640	108,809	66,344	15,774	278,567

Interest rate sensitivity gap	77,126	(82,498)	4,770	34,938	34,336

Cumulative interest rate sensitivity gap	77,126	(5,372)	(602)	34,336

Cumulative interest rate sensitivity gap ratio	1.88	.97	1.00	1.12
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
     INTEREST DIFFERENTIALS
          Average Balances

     The average balance sheet for the years indicated is presented below. (1)

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$5,018	$4,591
Interest bearing deposits	935	1,125
Taxable securities	39,439	44,231
Nontaxable securities	12,123	9,909
Securities valuation account	(816)	(656)
Federal funds sold	9,996	8,682
Loans (2)	225,007	160,948
Allowance for loan losses	(2,441)	(1,810)
Other assets	11,960	8,450

	$301,221	$235,470

Total interest-bearing assets	$286,684	$224,239

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest-bearing demand	$27,637	$21,427
Interest-bearing demand and savings	54,810	53,991
Time	156,146	108,849

Total deposits	238,593	184,267

Other liabilities	1,029	689
Other borrowings	12,865	7,844
Federal Home Loan Bank advances	27,441	23,041

Total liabilities	279,928	215,841
Shareholders’ equity	21,293	19,629

	$301,221	$235,470

Total interest-bearing liabilities	$251,262	$193,725

(1)	For each category, average balances were determined using the daily average balances during the year.

(2)	The average balance of non-accrual loans included in average loans for 2005 was $1,720,000 and $1,760,000 in 2004.
     Interest Income and Interest Expense

     The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31
	2005		2004
		Average		Average
	Interest	Rate	Interest	Rate
		(Dollars in Thousands)
Interest Income:
Interest and fees on loans (1)	$16,648	7.40%	$11,216	6.97%
Interest on taxable securities	1,726	4.38	1,827	4.13
Interest on nontaxable securities (2)	456	3.76	379	3.82
Interest on federal funds sold	313	3.13	130	1.50
Interest bearing deposits	33	3.58	18	1.60

Total interest income	19,176	6.69%	13,570	6.05%

Interest Expense:
Interest on interest-bearing demand and savings deposits	992	1.81%	736	1.36%
Interest on time deposits	5,313	3.40	3,114	2.86
Other borrowings (3)	549	4.27	223	2.84
Federal Home Loan Bank advances	918	3.35	592	2.57

Total interest expense	7,772	3.18%	4,665	2.41%

Net interest income	$11,404		$8,905

Net interest spread		3.51%		3.64%

Net yield on average interest-earning assets	3.98%			3.97%

(1)	Interest and fees on loans includes $1,386,000 and $1,170,000 of loan fee income for the years ended December 31, 2005 and 2004, respectively. The interest income recognized on non-accrual loans during 2005 was $195,000. For 2004 this amount was insignificant.

(2)	Yields on nontaxable securities are not presented on a tax equivalent basis.

(3)	Other borrowings include subordinated debentures issued by the Company in 2004.
     Rate and Volume Analysis

     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
–	change in volume (change in volume multiplied by old rate);

–	change in rate (change in rate multiplied by old volume); and

–	a combination of change in rate and change in volume.
The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

	Year Ended December 31,
		2005 vs. 2004
		Changes Due To:
	Rate	Volume	Total
	(Dollars in Thousands)
Increase (decrease)in:
Income from interest-earning assets:
Interest and fees on loans	729	4703	5,432
Interest on taxable securities	106	(207)	(101)
Interest on nontaxable securities	(6)	83	77
Interest on federal funds sold	160	23	183
Interest on interest bearing deposits	18	(3)	15

Total interest income	1,007	4,599	5,606

Expense from interest-bearing liabilities:
Interest on interest-bearing demand and savings deposits	245	11	256
Interest on time deposits	666	1,533	2,199
Interest on other borrowings	143	183	326
Interest on FHLB advances	200	126	326

Total interest expense	1,254	1,853	3,107

Net interest income	(247)	2,746	2,499

     INVESTMENT PORTFOLIO
     Types of Investments
     The carrying amounts of securities at the dates indicated, which are all classified as available for sale, are summarized as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
U.S. Government agencies	$23,455	$21,822
State and municipal securities	12,548	11,149
Corporate bonds	1,740	1,502
Mortgage-backed securities	15,648	16,143

	$53,391	$50,616

     Maturities
     The amounts of securities, including the weighted average yield in each category as of December 31, 2005, are shown in the following table according to contractual maturity classifications one year or less, after one through five years, after five through ten years and after ten years.

	One year		After one		After five
	or less		through five years		through ten years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
				(Dollars in Thousands)
U.S. Government agencies	—	—	4,323	3.57	2,481	5.34
State and municipal securities	189	2.26	852	2.77	1,573	3.21
Mortgage-backed securities	—	—	2,405	3.12	7,254	3.61
Corporate bonds	—	—	—	—	1,014	6.75

	After ten years		Total
	Amount	Yield(1)	Amount	Yield(1)
U.S. Government agencies	16,651	5.53	23,455	5.15
State and municipal securities	9,934	3.92	12,548	3.72
Mortgage-backed securities	5,989	3.81	15,648	3.61
Corporate bonds	726	6.84	1,740	6.79

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2)	Yields are not presented on a tax equivalent basis.
LOAN PORTFOLIO
     Types of Loans
     The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2005	2004
	(Dollars in Thousands)
Commercial	$23,928	$24,753
Real estate-construction	134,997	56,787
Real estate-mortgage	90,640	101,151
Consumer installment and other	4,824	4,409

	254,389	187,100

Less:
Allowance for loan losses	(3,001)	(2,016)
Deferred loan fees	(435)	(363)

Net loans	$250,953	$184,721

     Maturities and Sensitivities of Loans to Changes in Interest Rates
     Total loans as of December 31, 2005 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years and after five years.

December 31, 2005
(Dollars in Thousands)
Commercial
One year or less	12,979
After one through five years	9,549
After five years	1,400

23,928

Construction
One year or less	123,590
After one through five years	9,872
After five years	1,535

134,997

Other
One year or less	45,916
After one through five years	45,883
After five years	3,665

95,464

     The following table summarizes loans as of December 31, 2005 with the due dates after one year that have predetermined and floating or adjustable interest rates.

December 31, 2005
(Dollars in Thousands)
Predetermined interest rates	$63,299

Floating or adjustable interest rates	8,605

$71,904

     Risk Elements
     Information with respect to non-accrual, past due and restructured loans as of December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
Non-accrual loans	$2,539	$4,812
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	—	26
Restructured loans	—	—
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	—	—
Interest income that would have been recorded on non-accrual and restructured loans under original terms	49	116
Interest income that was recorded on non-accrual and restructured loans	193	—
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

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	225,007	160,948

Balance of allowance for loan losses at beginning of year	2,016	1,419

Loans charged off:
Consumer	(88)	(33)
Real Estate	(175)	(232)
Commercial	(194)	(169)

	(457)	(434)
Loans recovered:	26	—

Net charge-offs	(431)	(434)

Additions to allowance charged to operating expense during year	1,416	1,031

Balance of allowance for loan losses at end of year	$3,001	$2,016

Ratio of net loans charged off during the year to average loans outstanding	.19%	.27%

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
     As of December 31, 2005 and 2004, we made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2005		December 31, 2004
		Percent of		Percent of
		loans in		loans in
		each category		each category
	Amount	to total loans	Amount	to total loans
		(Dollars in Thousands)
Commercial	2,229	9.41%	1,452	13.23%

Real estate-construction	396	53.06	263	30.35
Real estate-mortgage	—	35.63	—	54.06
Consumer installment loans and other	130	1.90	117	2.36

Unallocated	246	—	184	—

	3,001	100%	2,016	100%

     DEPOSITS
     Average amount of deposits and average rates paid thereon, classified as to non-interest-bearing demand deposits, interest-bearing demand, savings deposits and time deposits is presented below.(1)

	Years Ended December 31,
	2005		2004
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest-bearing demand deposits	27,637	—%	21,427	—%

Interest-bearing demand and savings deposits	54,810	1.81	53,991	1.36

Time deposits	156,146	3.40	108,849	2.86

	$238,593		$184,267

(1)	Average balances were determined using the daily average balances.
     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months and over twelve months.

December 31, 2005
(Dollars in Thousands)
Three months or less	$7,248

Over three through six months	15,709

Over six through twelve months	42,063

Over twelve months	27,775

Total	$92,795

     RETURN ON ASSETS AND SHAREHOLDERS’ EQUITY

The following rate of return information for the years indicated is presented below.

	Years Ended December 31,
	2005	2004
Return on assets (1)	.62%	.71%

Return on equity (2)	8.77	8.56

Dividend payout ratio (3)	n/a	n/a

Equity to assets ratio (4)	7.07	8.34

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average common equity divided by average total assets
OFF-BALANCE SHEET ARRANGEMENTS
     The Company’s only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business. For a complete description of these obligations please refer to Note 14 of the Financial Statements.
ITEM 7. FINANCIAL STATEMENTS
     The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Registered Public Accounting Firm thereon, are included on pages F-1 through F-26 and made a part of this Annual Report on Form 10-KSB:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets as of December 31, 2005 and 2004
     Consolidated Statements of Income for the years ended December 31, 2005, and 2004
     Consolidated Statements of Comprehensive Income for the years ended December 31, 2005 and 2004
     Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005 and 2004

     Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004
     Notes to Consolidated Financial Statements
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Neither the Company nor the Bank had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.
ITEM 8A. CONTROLS AND PROCEDURES
     The Company’s principal executive and principal financial officers believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15(d)-15(e), are effective. This conclusion was based on an evaluation of these controls and procedures as of the end of the fourth quarter of 2005. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
     None
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     The information appearing under the heading “Election of Directors” and the subheadings “Executive Officer” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement (the “2006 Proxy Statement”) relating to the annual meeting of shareholders of the Company, scheduled to be held on May 25, 2006, is incorporated herein by reference.
ITEM 10. EXECUTIVE COMPENSATION
     The information appearing under the heading “Compensation of Executive Officers and Directors” in the 2006 Proxy Statement is incorporated herein by reference.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information appearing under the heading “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the 2006 Proxy Statement is incorporated herein by reference.
The following chart sets forth certain information relating to the Company’s equity compensation plans.
Equity Compensation Plan Information

Number of
securities
remaining
available for
future issuance
	Number of		under equity
	securities to be	Weighted	compensation
	issued upon	average exercise	plans
	exercise of	price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	207,403	$6.94	30,206
Equity compensation plans not approved by security holders	—	—	—
Total	207,403	$6.94	30,206
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information appearing under the caption “Certain Relationships and Transactions” in the 2006 Proxy Statement is incorporated hereby reference.
ITEM 13. EXHIBITS
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information appearing under the caption “Ratification of Independent Public Accountants” in the 2006 Proxy Statement is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.
(Registrant)
Date: March 31, 2006	By:	/s/ Gary D. McGaha
President and Chief Executive Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Gary D. McGaha	Date: March 31, 2006

Gary D. McGaha
Chief Executive Officer
And Director
[Principal Executive Officer]

/s/Leslye L. Grindle	Date: March 31, 2006

Leslye L. Grindle
Chief Financial Officer
[Principal Financial Officer and
Principal Accounting Officer]

/s/James S. Cameron	Date: March 31, 2006

James S. Cameron, Director

George R. Davis, Sr., Director

/s/Robert B. Dixon, Jr.	Date: March 31, 2006

Robert B. Dixon, Jr., Director

/s/Richard J. Dumas	Date: March 31, 2006

Richard J. Dumas, Director

William Wayne Leslie, Director

/s/Thomas D. Reese	Date: March 31, 2006

Thomas D. Reese, Director

/s/William M. Strain	Date: March 31, 2006

William M. Strain, Director

Jackie L. Mask, Director

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL REPORT
DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Southern Community Bancshares, Inc. and Subsidiary
Fayetteville, Georgia
          We have audited the accompanying consolidated balance sheets of Southern Community Bancshares, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Community Bancshares, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
March 13, 2006

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$6,061,522	$3,644,669
Interest bearing deposits in banks	624,508	2,038,231
Federal funds sold	2,607,000	18,378,000
Securities available for sale, at fair value	53,390,782	50,615,684
Restricted equity securities, at cost	1,891,700	1,471,300

Loans	253,954,205	186,737,227
Less allowance for loan losses	3,000,956	2,016,557

Loans, net	250,953,249	184,720,670

Premises and equipment	9,595,753	7,777,049
Other assets	8,724,690	2,599,675

Total assets	$333,849,204	$271,245,278

Liabilities and Shareholders’ Equity
Deposits
Noninterest-bearing	$32,008,840	$21,423,600
Interest-bearing	229,630,366	194,340,635

Total deposits	261,639,206	215,764,235

Federal Home Loan Bank advances	30,000,000	24,000,000
Securities sold under repurchase agreements	13,163,086	4,752,914
Subordinated debentures	5,774,000	5,774,000
Other liabilities	1,733,077	697,849

Total liabilities	312,309,369	250,988,998

Commitments and contingencies (Note 13)

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 2,587,081 and 2,580,526 shares issued and outstanding, respectively	16,073,993	16,054,796
Retained earnings	6,320,807	4,453,934
Accumulated other comprehensive loss	(854,965)	(252,450)

Total shareholders’ equity	21,539,835	20,256,280

Total liabilities and shareholders’ equity	$333,849,204	$271,245,278

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Interest income
Loans, including fees	$16,647,627	$11,215,484
Taxable securities	1,726,004	1,827,419
Nontaxable securities	456,336	379,233
Federal funds sold	313,198	130,289
Interest bearing deposits in banks	33,478	17,633

Total interest income	19,176,643	13,570,058

Interest expense
Deposits	6,305,563	3,850,358
Other borrowings	1,466,637	814,636

Total interest expense	7,772,200	4,664,994

Net interest income	11,404,443	8,905,064
Provision for loan losses	1,415,660	1,031,121

Net interest income after provision for loan losses	9,988,783	7,873,943

Other income
Service charges on deposit accounts	615,705	461,262
Gain on sale of securities available for sale	106,121	85,416
Other operating income	74,235	66,766

Total other income	796,061	613,444

Other expenses
Salaries and employee benefits	4,479,416	3,426,141
Equipment and occupancy expenses	1,247,250	814,069
Other operating expenses	2,376,001	1,805,418

Total other expenses	8,102,667	6,045,628

Net income before income taxes	2,682,177	2,441,759
Income tax expense	815,304	761,436

Net income	$1,866,873	$1,680,323

Basic earnings per share	$0.72	$0.65

Diluted earnings per share	$0.70	$0.63

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Net income	$1,866,873	$1,680,323

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available for sale arising during period, net of tax (benefits) of $(328,957) and $84,959, respectively	(536,720)	138,619

Reclassification adjustment for gains realized in net income, net of taxes of $40,326 and $32,458, respectively	(65,795)	(52,958)

Other comprehensive income (loss)	(602,515)	85,661

Comprehensive income	$1,264,358	$1,765,984

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

				Accumulated
				Other	Total
	Capital Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Loss	Equity
Balance, December 31, 2003	1,934,777	$16,050,433	$2,773,611	$(338,111)	$18,485,933
Net income	—	—	1,680,323	—	1,680,323
Issuance of common stock	1,049	8,425	—	—	8,425
Four-for-three stock split	644,700	(4,062)	—	—	(4,062)
Other comprehensive income	—	—	—	85,661	85,661

Balance, December 31, 2004	2,580,526	16,054,796	4,453,934	(252,450)	20,256,280
Net income	—	—	1,866,873	—	1,866,873
Options exercised, net of repurchases	6,135	11,217	—	—	11,217
Issuance of common stock	420	7,980	—	—	7,980
Other comprehensive loss	—	—	—	(602,515)	(602,515)

Balance, December 31, 2005	2,587,081	$16,073,993	$6,320,807	$(854,965)	$21,539,835

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES
Net income	$1,866,873	$1,680,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	580,413	401,041
Provision for loan losses	1,415,660	1,031,121
Gain on sale of securities available for sale	(106,121)	(85,416)
Deferred income taxes	(310,663)	(144,428)
Increase (decrease) in taxes payable	332,351	(124,244)
Increase in interest receivable	(674,355)	(170,649)
Increase in interest payable	627,316	47,340
Increase in cash surrender value of life insurance	(32,547)	—
Gain on sale of other real estate owned	(5,825)	—
Net other operating activities	337,394	(55,875)

Net cash provided by operating activities	4,030,496	2,579,273

INVESTING ACTIVITIES
Increase (decrease) in interest-bearing deposits in banks	1,413,723	(1,954,357)
Purchase of securities available for sale	(12,862,135)	(4,028,402)
Proceeds from maturities of securities available for sale	4,539,422	5,130,824
Proceeds from sales of securities available for sale	4,681,938	8,304,924
Purchase of restricted equity securities	(420,400)	(721,300)
Net (increase) decrease in federal funds sold	15,771,000	(17,762,000)
Net increase in loans	(67,923,706)	(62,168,908)
Purchase of bank owned life insurance	(5,000,000)	—
Net purchases of premises and equipment	(2,399,117)	(2,967,728)
Proceeds from sales of other real estate owned	281,292	—

Net cash used in investing activities	(61,917,983)	(76,166,947)

FINANCING ACTIVITIES
Net increase in deposits	45,874,971	55,989,167
Proceeds from issuance of capital stock	19,197	8,425
Payment for fractional shares	—	(4,062)
Proceeds from issuance of subordinated debentures-net	—	5,467,000
Net increase in Federal Home Loan Bank advances	6,000,000	9,000,000
Net increase in repurchase agreements	8,410,172	3,048,726

Net cash provided by financing activities	60,304,340	73,509,256

Net increase in cash and due from banks	2,416,853	(78,418)

Cash and due from banks at beginning of period	3,644,669	3,723,087

Cash and due from banks at end of period	$6,061,522	$3,644,669

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$7,144,884	$4,617,654
Cash paid for taxes	$847,300	$1,044,013

NONCASH TRANSACTIONS
Foreclosed assets acquired in settlement of loans	$275,467	$225,997

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
Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.
          Cash, Due From Banks and Cash Flows
For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, interest bearing deposits in banks, federal funds sold, federal funds purchased, FHLB advances, securities sold under repurchase agreements and deposits are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $1,127,000 and $1,119,000 at December 31, 2005 and 2004, respectively.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss, net of the related deferred tax effect. Equity securities, including restricted equity securities without a readily determinable fair value, are classified as available for sale and recorded at cost.
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are determined using the specific identification method and included in earnings on the settlement date. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
          Loans
Loans are reported at their outstanding principal balances less deferred loan fees and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of direct loan origination costs, are deferred and recognized as an adjustment of the yield over the life of the loans using a method which approximates a level yield.
The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on non-accrual loans is recognized on the cash-basis or cost-recovery method, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.
A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for non-accrual status.
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

Buildings and improvements	15 - 40 years
Furniture and equipment	3 - 10 years
          Foreclosed Assets
Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are expensed. The carrying amount of foreclosed assets at December 31, 2005 and 2004 was $9,100 and $198,760 respectively.
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
          Stock-Based Compensation
Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology of Opinion No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying stock on the date of grant.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	Years Ended December 31,
	2005	2004
Net income, as reported	$1,866,873	$1,680,323
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	13,639	13,175

Pro forma net income	$1,853,234	$1,667,148

Earnings per share:
Basic — as reported	$.72	$.65

Basic — pro forma	$.72	$.65

Diluted — as reported	$.70	$.63

Diluted — pro forma	$.69	$.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Earnings Per Share
Basic earnings per share are computed by dividing net income by the weighted-average number of shares of capital stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of capital stock outstanding and dilutive potential capital shares. Potential capital shares consist of outstanding options to purchase capital stock, and are determined using the treasury stock method.
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
          Recent Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), Share- Based Payment (‘SFAS 123(R) or the “Statement”). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity of liability instrument issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.
The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over a period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.
The Company will be required to apply SFAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005. The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt SFAS 123(R). The impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. SECURITIES
The amortized cost and fair value of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005:
U.S. Government and agency securities	$23,978,678	$625	$(524,528)	$23,454,775
State and municipal securities	12,764,629	24,346	(240,806)	12,548,169
Corporate bonds	1,725,565	15,160	(765)	1,739,960
Mortgage-backed securities	16,300,885	—	(653,007)	15,647,878

	$54,769,757	$40,131	$(1,419,106)	$53,390,782

December 31, 2004:
U.S. Government and agency securities	$21,974,664	$6,941	$(160,139)	$21,821,466
State and municipal securities	11,085,413	141,225	(77,304)	11,149,334
Corporate bonds	1,474,000	27,900	—	1,501,900
Mortgage-backed securities	16,488,785	508	(346,309)	16,142,984

	$51,022,862	$176,574	$(583,752)	$50,615,684

Securities with a carrying value of $35,348,208 and $32,366,496 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
The amortized cost and fair value of securities as of December 31, 2005 by contractual maturity are shown below. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized	Fair
	Cost	Value
Due in less than one year	$190,152	$188,871
Due from one to five years	5,331,512	5,175,211
Due from five to ten years	5,134,860	5,067,570
Due after ten years	27,812,348	27,311,252
Mortgage-backed securities	16,300,885	15,647,878

	$54,769,757	$53,390,782

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. SECURITIES (continued)
Gains and losses on sales of securities consist of the following:

	Years Ended December 31,
	2005	2004
Gross gains	$116,433	$88,303
Gross losses	(10,312)	(2,887)

Net realized gains	$106,121	$85,416

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	Less Than 12 Months		12 Months or More
Description of Securities:	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses
U.S. Government and agency securities	$1,465,335	$(30,786)	$19,988,815	$(493,742)
State and municipal securities	6,813,710	(135,527)	2,545,792	(105,279)

Corporate securities	250,800	(765)	—	—

Mortgage-backed securities	3,167,804	(64,897)	12,480,074	(588,110)

Total temporarily impaired securities	$11,697,649	$(231,975)	$35,014,681	$(1,187,131)

December 31, 2004

U.S. Government and agency securities	$18,358,554	$(122,673)	$1,959,219	$(37,466)
State and municipal securities	3,162,594	(32,315)	1,664,104	(44,989)

Mortgage-backed securities	2,165,701	(27,328)	13,155,357	(318,981)

Total temporarily impaired securities	$23,686,849	$(182,316)	$16,778,680	$(401,436)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.
The market value of securities is based on quoted market values and is significantly affected by the interest rate environment. At December 31, 2005, all unrealized losses in the securities portfolio were from debt securities. At December 31, 2005, the total number of securities in a continuous loss position for less than 12 months and 12 months or more was 29 and 31 respectively, in a portfolio of 78 securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. SECURITIES (continued)
government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.
NOTE 3. LOANS
The composition of loans is summarized as follows:

	December 31,
	2005	2004

Commercial	$23,928,120	$24,752,777
Real estate – construction	134,997,221	56,787,690
Real estate – mortgage	90,640,347	101,150,702
Consumer installment and other	4,823,684	4,408,758

	254,389,372	187,099,927
Deferred loan fees	(435,167)	(362,700)
Allowance for loan losses	(3,000,956)	(2,016,557)

Loans, net	$250,953,249	$184,720,670

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2005	2004

Balance, beginning of year	$2,016,557	$1,419,479
Provision for loan losses	1,415,660	1,031,121
Loans charged off	(456,593)	(434,428)
Recoveries of loans previously charged off	25,332	385

Balance, end of year	$3,000,956	$2,016,557

The following is a summary of information pertaining to impaired loans:

	As of and for the Years Ended
	December 31,
	2005	2004

Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	6,348,580	4,811,853

Total impaired loans	$6,348,580	$4,811,853

Valuation allowance related to impaired loans	$1,123,148	$533,496

Average investment in impaired loans	$4,687,575	$1,760,363

Interest income recognized on impaired loans	$192,925	$38

Non-accrual loans	$2,538,834	$4,811,853

Loans past due ninety days or more and still accruing interest	$464	$26,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. LOANS (Continued)
In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2005 are as follows:

Balance, beginning of year	$7,494,944
Advances	4,147,686
Repayments	(3,918,638)
Change in Directors	(1,105,448)

Balance, end of year	$6,618,544

NOTE 4. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31
	2005	2004

Land and improvements	$2,120,748	$1,804,954
Buildings	5,831,926	4,252,366
Furniture and equipment	3,422,264	2,505,593
Construction in progress	—	412,908

	11,374,938	8,975,821
Accumulated depreciation	(1,779,185)	(1,198,772)

	$9,595,753	$7,777,049

Leases
The Company leases various banking facilities under noncancelable operating lease agreements. The lease agreements have varying terms through April 30, 2010.
Rental expense amounted to $130,000 for the year ended December 31, 2005.
Future minimum lease commitments on noncancelable operating leases, excluding any renewal options, are summarized as follows.

2006	$376,206
2007	374,819
2008	374,356
2009	290,356
2010	275,556

$1,691,293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. BANK OWNED LIFE INSURANCE
The Company has purchased and is the beneficiary of life insurance policies. The carrying values of these policies included in other assets at December 31, 2005 and 2004 were $5,032,547 and $0, respectively.
NOTE 6. DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $92,795,232 and $70,670,219, respectively. The scheduled maturities of time deposits at December 31, 2005 are as follows:

2006	$127,133,583
2007	29,923,929
2008	7,355,249
2009	6,782,312
2010	2,282,643

$173,477,716

The Company had brokered time deposits at December 31, 2005 and 2004 of $36,110,000 and $26,932,000, respectively.
At December 31, 2005 and 2004, overdraft demand deposits and savings accounts reclassified to loans totaled $59,742 and $9,098, respectively.
NOTE 7. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements at December 31, 2005 and 2004 were $13,163,086 and $4,752,914, respectively.
NOTE 8. FEDERAL HOME LOAN BANK ADVANCES
Federal Home Loan Bank advances consist of the following:

	December 31,
	2005	2004

Advance with interest due quarterly at 3.01% and principal due on September 5, 2008.	$15,000,000	$15,000,000
Advance with variable interest (2.62% at December 31, 2004) maturing on February 9, 2005.	—	9,000,000
Advance with interest due quarterly at 3.44% and principal due on March 10, 2015.	10,000,000	—
Advance with interest due quarterly at 4.44% and principal due on May 5, 2008.	5,000,000	—

	$30,000,000	$24,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. FEDERAL HOME LOAN BANK ADVANCES (Continued)
The advances from the Federal Home Loan Bank are secured by certain qualifying loans of approximately $12,336,667, Federal Home Loan Bank stock of $1,891,700, and securities of $21,581,582.
NOTE 9. SUBORDINATED DEBENTURES
In 2004, the Company formed a wholly-owned grantor trust to issue floating rate cumulative trust preferred securities in a private placement offering. The grantor trust has invested the proceeds of the trust securities in subordinated debentures of the Company. The trust preferred securities can be redeemed, in whole or in part, from time to time, prior to maturity at the option of the Company on or after June 30, 2009. The sole assets of the guarantor trust are the floating rate subordinated debentures of the Company (the debentures). The Company has the right to defer interest payments on the debentures up to ten consecutive semi-annual periods (five years), so long as the Company is not in default under the subordinated debentures. Interest compounds during the deferral period. No deferral period may extend beyond the maturity date.
The preferred securities are subject to redemption, in whole or in part, upon repayment of the subordinated debentures at maturity on June 30, 2034 or their earlier redemption. The Company has the right to redeem the debentures, in whole or in part, from time to time, on or after June 30, 2009, at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest.
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
The trust preferred securities and the related debentures were issued on April 28, 2004. Both financial instruments bear an identical annual rate of interest of 7.375% at December 31, 2005. Distributions on the trust preferred securities are paid quarterly on March 31, June 30, September 30 and December 31 of each year, beginning June 30, 2004. Interest on the debentures is paid on the corresponding dates. The aggregate principal amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. SUBORDINATED DEBENTURES (Continued)
trust preferred certificates outstanding at December 31, 2005 was $5,600,000. The aggregate principal amount of debentures outstanding at December 31, 2005 was $5,774,000.
NOTE 10. EMPLOYEE BENEFIT PLAN
The Company has a 401(k) Profit Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. The contributions expensed were $129,867 and $99,702 for the years ended December 31, 2005 and 2004, respectively.
NOTE 11. STOCK OPTIONS
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
Other pertinent information related to the options as of December 31, 2005 and 2004 is as follows:

	2005		2004
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	213,538	$6.94	219,555	$6.94

Granted	—	—	—	—
Exercised	(6,135)	6.89	(684)	7.29
Terminated	—	—	(5,333)	6.89

Outstanding at end of year	207,403	$6.94	213,538	$6.94

Options exercisable at end of year	201,723	$6.92	202,180	$6.91
Weighted average fair value of options granted during the year		$-		$—
Weighted average life of options outstanding		6.0 years		7.0 years

Range of exercise prices	$6.89-$8.72		$6.89-$8.72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. INCOME TAXES
The components of income tax expense are as follows:

	Years Ended December 31,
	2005	2004

Current	$1,125,967	$905,864
Deferred	(310,663)	(144,428)

	$815,304	$761,436

The Company’s income tax differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2005	2004

Income tax at statutory federal rate	$913,965	$830,199
Tax-exempt interest	(154,844)	(128,550)
Disallowed interest	16,968	12,857
State tax	38,514	32,298
Other items	701	14,632

Income tax expense	$815,304	$761,436

The components of deferred income taxes are as follows:

	December 31,
	2005	2004
Deferred tax assets:

Loan loss reserves	$999,539	$683,852
Preopening and organization expenses	12,325	25,032
Deferred loan fees	112,301	136,868
Nonaccrual loans	30,676	43,528
Securities available for sale	524,011	154,728

	1,678,852	1,044,008

Deferred tax liabilities:
Depreciation	339,875	352,696
Cash basis adjustment for income tax reporting purposes	32,282	64,563

	372,157	417,259

Net deferred tax assets	$1,306,695	$626,749

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. EARNINGS PER SHARE
Presented below is a summary of the components used to calculate basic and diluted earnings per share:

	Years Ended December 31,
	2005	2004

Net income	$1,866,873	$1,680,323

Weighted average number of common shares outstanding	2,585,687	2,579,523
Effect of dilutive options	91,991	88,806

Weighted average number of common shares outstanding used to calculate dilutive earnings per share	2,677,678	2,668,329

NOTE 14. COMMITMENTS AND CONTINGENCIES
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

	December 31,
	2005	2004

Commercial letters of credit	$1,683,174	$1,620,569
Commitments to extend credit	50,917,218	33,064,785

	$52,600,392	$34,685,354

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
NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)
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
NOTE 15. CONCENTRATIONS OF CREDIT
The Company originates primarily commercial, real estate, and consumer loans to customers in Fayette County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Eighty-nine percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s market area. The other significant concentrations of credit by type of loan are set forth in Note 3.
The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the statutory capital, as defined, or approximately $5,151,000.
NOTE 16. REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005 approximately $1,105,000 of retained earnings were available for dividend declaration.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. REGULATORY MATTERS (Continued)
of December 31, 2005, the Company and Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2005:
Total Capital to Risk Weighted Assets
Consolidated	$31,169	10.75%	$23,185	8%	$	N/A	N/A
Southern Community Bank	$29,557	10.04%	$23,554	8%		$29,431	10%
Tier I Capital to Risk Weighted Assets
Consolidated	$28,168	9.72%	$11,593	4%	$	N/A	N/A
Southern Community Bank	$26,556	9.02%	$11,772	4%		$17,658	6%
Tier I Capital to Average Assets
Consolidated	$28,168	8.55%	$13,173	4%	$	N/A	N/A
Southern Community Bank	$26,556	8.06%	$13,173	4%		$16,467	5%

December 31, 2004:
Total Capital to Risk Weighted Assets
Consolidated	$28,125	13.67%	$16,465	8%	$	N/A	N/A
Southern Community Bank	$21,363	10.39%	$16,443	8%		$20,554	10%
Tier I Capital to Risk Weighted Assets
Consolidated	$26,108	12.69%	$8,232	4%	$	N/A	N/A
Southern Community Bank	$19,346	9.41%	$8,222	4%		$12,332	6%
Tier I Capital to Average Assets
Consolidated	$26,108	9.84%	$10,612	4%	$	N/A	N/A
Southern Community Bank	$19,346	7.29%	$10,612	4%		$13,266	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
Cash, Due From Banks, Interest-bearing Deposits in Banks, and Federal Funds Sold: The carrying amount of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximates fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks, interest bearing deposits in banks, and federal funds sold	$9,293,030	$9,293,030	$24,060,900	$24,060,900
Securities	55,282,482	55,282,482	52,086,984	52,086,984
Loans	250,953,249	248,776,768	184,720,670	183,870,856
Accrued interest received	1,773,821	1,773,821	1,099,466	1,099,466

Financial liabilities:
Deposits	261,639,206	259,895,955	215,764,233	216,385,341
Securities sold under repurchase agreements	13,163,086	13,163,086	4,752,914	4,752,914
Federal Home Loan Bank advances	30,000,000	30,009,894	24,000,000	23,719,143
Subordinated debentures	5,774,000	5,774,000	5,774,000	5,774,000
Accrued interest payable	1,118,579	1,118,579	491,263	491,263
NOTE 18. SUPPLEMENTAL FINANCIAL DATA
Components of other operating expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2005	2004
Professional fees	$302,290	$195,695
Data processing expense	305,331	249,176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. PARENT COMPANY FINANCIAL INFORMATION
The following information presents the condensed balance sheet, statements of income, and cash flows of Southern Community Bancshares, Inc. as of and for the years ended December 31, 2005 and 2004:
CONDENSED BALANCE SHEET

	2005	2004
Assets
Cash	$1,139,583	$6,515,940
Investment in subsidiary	25,701,253	19,094,195
Securities available for sale	174,000	174,000
Other assets	324,533	270,773

Total assets	$27,339,369	$26,054,908

Subordinated debentures	5,774,000	$5,774,000
Other liabilities	25,534	24,628

Total liabilities	5,799,534	5,798,628

Shareholders’ equity	21,539,835	20,256,280

Total liabilities and shareholders’ equity	$27,339,369	$26,054,908

CONDENSED STATEMENT OF INCOME

	2005	2004
Income
Interest income	$10,549	$5,171

Total income	10,549	5,171

Interest expense	350,049	171,596
Expenses, other	213,242	197,815

Total expenses	563,291	369,411

Loss before income tax benefits and equity in undistributed income of subsidiary	(552,742)	(364,240)
Income tax benefits	(210,042)	(138,411)

Loss before equity in undistributed income of subsidiary	(342,700)	(225,829)
Equity in undistributed income of subsidiary	2,209,573	1,906,152

Net income	$1,866,873	$1,680,323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	2005	2004
OPERATING ACTIVITIES
Net income	$1,866,873	$1,680,323
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed income of subsidiary	(2,209,573)	(1,906,152)
Other operating activities	(52,854)	(35,198)

Net cash used in operating activities	(395,554)	(261,027)

INVESTING ACTIVITIES
Capital infusion in subsidiary	(5,000,000)	(4,500,000)

FINANCING ACTIVITIES
Proceeds from issuance of subordinated debentures	—	5,467,000
Proceeds from issuance of capital stock	19,197	8,425
Payment for fractional shares	—	(4,062)

Net cash provided by financing activities	19,197	5,471,363

Net increase (decrease) in cash	(5,376,357)	710,336
Cash at beginning of year	6,515,940	5,805,604

Cash at end of year	$1,139,583	$6,515,940