Form 10-Q
period 2006-03-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2006-05-15
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of May 5, 2006: 2,587,081; no par value

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

PART I. Financial Information
ITEM 1. Consolidated Financial Statements
SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
as of March 31, 2006 and December 31, 2005

	March 31, 2006
	(Unaudited)	December 31, 2005
Assets
Cash and due from banks	$8,870,513	$6,061,522
Interest bearing deposits in banks	358,400	624,508
Federal funds sold	29,113,000	2,607,000
Securities available for sale, at fair value	53,765,259	53,390,782
Restricted equity securities, at cost	2,017,400	1,891,700

Loans	262,981,538	253,954,205
Less allowance for loan losses	3,051,749	3,000,956

Loans, net	259,929,789	250,953,249

Premises and equipment	9,498,634	9,595,753
Other assets	8,917,786	8,724,690

Total assets	$372,470,781	$333,849,204

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$36,817,304	$32,008,840
Interest-bearing	265,758,438	229,630,366

Total deposits	302,575,742	261,639,206

Federal Home Loan Bank advances	30,000,000	30,000,000
Securities sold under repurchase agreements	10,564,886	13,163,086
Subordinated debentures	5,774,000	5,774,000
Other liabilities	1,478,038	1,733,077

Total liabilities	350,392,666	312,309,369

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 2,587,081 shares issued and outstanding, respectively	16,089,106	16,073,993
Retained earnings	6,887,899	6,320,807
Accumulated other comprehensive loss	(898,890)	(854,965)

Total shareholders’ equity	22,078,115	21,539,835

Total liabilities and shareholders’ equity	$372,470,781	$333,849,204

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest income
Loans, including fees	$5,228,136	$3,374,187
Taxable securities	488,603	423,412
Nontaxable securities	119,752	106,570
Federal funds sold	183,237	10,158
Interest bearing deposits in banks	4,673	46,503

Total interest income	6,024,401	3,960,830

Interest expense
Deposits	2,234,141	1,217,041
Other borrowings	465,838	263,991

Total interest expense	2,699,979	1,481,032

Net interest income	3,324,422	2,479,798
Provision for loan losses	365,000	305,000

Net interest income after provision for loan losses	2,959,422	2,174,798

Other income
Service charges on deposit accounts	172,102	128,983
Gain on sale of securities available for sale	—	3,300
Other operating income	64,152	22,634

Total other income	236,254	154,917

Other expenses
Salaries and employee benefits	1,292,011	1,047,632
Equipment and occupancy expenses	419,526	270,782
Other operating expenses	664,057	596,949

Total other expenses	2,375,594	1,915,363

Net income before income taxes	820,082	414,352
Income tax expense	252,990	125,538

Net income	$567,092	$288,814

Basic earnings per share	$0.22	$0.11

Diluted earnings per share	$0.21	$0.11

Dividends declared per share	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net income	$567,092	$288,814

Other comprehensive loss:

Unrealized holding losses on securities available for sale arising during period, net of tax	(43,925)	(410,537)

Reclassification adjustment for gains realized in net income, net of tax	—	(2,046)

Other comprehensive loss	(43,925)	(412,583)

Comprehensive income (loss)	$523,167	$(123,769)

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$567,092	$288,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	168,789	132,366
Provision for loan losses	365,000	305,000
Gain on sale of securities available for sale	—	(3,300)
Increase in interest receivable	(92,909)	(332,511)
Increase (decrease) in interest payable	(34,111)	63,939
Stock option compensation expense	15,113	—
Increase in cash surrender value of life insurance	(48,821)	—
Net other operating activities	(245,373)	125,974

Net cash provided by operating activities	694,780	580,282

INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	266,108	1,387,215
Purchase of securities available for sale	(1,104,418)	(906,218)
Proceeds from maturities of securities available for sale	659,095	1,899,945
Purchase of restricted equity securities	(125,700)	(195,400)
Net decrease (increase) in federal funds sold	(26,506,000)	15,574,000
Net increase in loans	(9,341,540)	(18,016,445)
Purchase of premises and equipment	(71,670)	(627,093)

Net cash used in investing activities	(36,224,125)	(883,996)

FINANCING ACTIVITIES
Net increase in deposits	40,936,536	1,160,104
Proceeds from issuance of capital stock	—	11,217
Net increase in Federal Home Loan Bank advances	—	1,000,000
Net decrease in repurchase agreements	(2,598,200)	(74,818)

Net cash provided by financing activities	38,338,336	2,096,503

Net increase in cash and due from banks	2,808,991	1,792,789

Cash and due from banks at beginning of period	6,061,522	3,644,669

Cash and due from banks at end of period	$8,870,513	$5,437,458

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
The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
NOTE 2. STOCK COMPENSATION PLANS
The Company has a stock option plan reserving 88,889 shares of capital stock for the granting of options to key employees. The Company also has a stock option plan reserving 160,000 shares of capital stock for the granting of options to directors. Option prices reflect the fair market value of the Company’s capital stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors. The Company did not grant any options during the three months ended March 31, 2006.
A summary of the activity for the three months ended March 31, 2006 is presented below:

	Three months ended
	March 31, 2006
			Weighted Average
		Weighted	Remaining
		Average Option	Contractual Term	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding, beginning of period	207,403	$6.94	6.0 years	$2,657,276
Granted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—

Outstanding, end of period	207,403	$6.94	5.75	$2,346,161

Number of shares exercisable	201,723	$6.92	5.75	$2,284,396

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation expense for employee stock options of $15,113 for the three months ended March 31, 2006. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first quarter of 2006. As of March 31, 2006, there was $13,210 of total unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized in the second quarter of 2006. The Company did not recognize any compensation expense for employee stock options for the three months ended March 31, 2005.
Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as of March 31, 2005.

		Three months ended
		March 31, 2005
Net earnings	As reported	$288,814
	Effect of grants	7,081

	Proforma	$281,733

Basic earnings per share	As reported	$0.11
	Proforma	$0.11

Diluted earnings per share	As reported	$0.11
	Proforma	$0.11
No options were granted during the three months ended March 31, 2006 and 2005. The total intrinsic value (amount by which the fair market value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended March 31, 2005 was $60,000. No options vested during the three months ended March 31, 2006 and 2005.
Cash received from option exercises for the three months ended March 31, 2005 was $11,000. The tax benefit for the tax deductions from option exercises totaled $4,500, respectively for the three months ended March 31, 2005 .
NOTE 3. EARNINGS PER CAPITAL SHARE
Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
Net income	$567,092	$288,814

Weighted average capital shares outstanding	2,587,081	2,583,009
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	87,918	90,838

Total weighted average capital shares and capital stock equivalents outstanding	2,674,999	2,673,847

Diluted earnings per capital share	$0.21	$0.11

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

FINANCIAL CONDITION
Total assets increased $38 million from $334 million to $372 million, or 11% for the three months ended March 31, 2006. The increase in total assets in the first quarter of 2006 is greater than the $2 million growth for the same period in 2005. This growth continues to be funded primarily by increases in total deposits, which increased by $41 million. This increase in deposits was partially funded using the brokered CD market, which accounted for an increase during the first quarter of 2006 of $6 million. These brokered CD’s include certificates of deposit outside our local market area and could pay slightly higher rates than certificates of deposit in our market. These deposits are more likely to move if higher rates are available at maturity. The net increase in total assets for the three months ended March 31, 2006 consisted primarily of an increase of $9 million in total loans, an increase in Federal funds sold of $26 million and an increase in cash and due from banks of $3 million. The loan to deposit ratio at March 31, 2006 was 87% compared to 97% at December 31, 2005. The decrease in the loan to deposit ratio as compared to December 31, 2005 is due to total loans increasing by only $9 million and total deposits increasing by $41 million.
Shareholders’ equity increased by $544,000 for the three months ended March 31, 2006. This net increase consists primarily of net income of $567,000, offset by an increase in unrealized losses on securities of $44,000. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.
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
At March 31, 2006, the Bank’s liquidity ratio was 19.90%, which is slightly lower than the Bank’s target ratio of 20%. The Bank has an available borrowing capacity to meet any unexpected liquidity needs. In addition, the Company has cash available that could be injected into the Bank to meet capital and liquidity needs.
REGULATORY CAPITAL REQUIREMENTS
Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2006, the Company and the Bank were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company (on a consolidated basis) and Bank at March 31, 2006 are as follows:

			Regulatory
			Minimum
	Company	Bank	Requirement

Leverage Capital Ratio	8.15%	7.86%	4.00%
Risk-Based Capital Ratios
Core Capital	9.37%	9.02%	4.00%
Total Capital	10.37%	10.01%	8.00%
We are not aware of any recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
RESULTS OF OPERATIONS
Net Interest Income. Net interest income increased by $845,000 for the three months ended March 31, 2006 compared to the same period in 2005. The increase in net interest income is attributable to an increase in average earning assets of $90 million as compared to the quarter ended March 31, 2005. Loans increased during this period by $58 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $86 million, which included an increase of $72 million in interest-bearing deposits and an increase of $14 million in non-interest bearing deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the three months ended March 31, 2006 was approximately 8.18% as compared to 6.96% for the same period in 2005, or an increase of 122 basis points. The yield on total interest earning assets for the three months ended March 31, 2006 was 7.59% compared to 6.25% for the same period in 2005, or an increase of 134 basis points. The rate paid on interest bearing liabilities for the same period increased by 111 basis points to 3.78% from 2.67%. These increases in yields are directly related to the continued adjustment of interest rates.
Due to the recent increase in interest rates and increased volume of loans and deposits at their respective current yields, the net interest margin increased to 4.19% for the quarter ended March 31, 2006 as compared to 3.91% for the quarter ended March 31, 2005.
Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a monthly basis and make provisions as necessary. A provision of $365,000 was made during the three month period ending March 31, 2006 compared to $305,000 for the same period in 2005. The allowance for loan loss as a percentage of total loans was 1.16% at March 31, 2006, 1.18% at December 31, 2005, and 1.04% at March 31, 2005. Management believes the allowance for loan loss at March 31, 2006 is adequate to meet any foreseeable losses in the loan portfolio. The increase in the provision for loan losses during the first quarter of 2006 as compared to the three month period ended March 31, 2005 is primarily related to the significant growth in our loan portfolio combined with increases in charged off loans.

At March 31, 2006 and 2005, nonaccrual, past due and restructured loans were as follows:

	March 31,	March 31,
	2006	2005
	(Dollars in thousands)
Total nonaccruing loans	$2,097	$1,653
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	665	37
Restructured loans	—	—
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
Nonaccrual loans and past due loans greater than 90 days and still accruing increased by $1,072,000 compared to the same period in 2005. We do not anticipate any significant losses related to these loans due to adequate collateral values securing the majority of these loans.
Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Average amount of loans outstanding	$259,293	$153,088

Balance of allowance for loan losses at beginning of period	$3,001	$2,017
Loans charged off
Commercial and financial	(36)	(25)
Real estate	(276)	(155)
Installment	(10)	(16)

	(322)	(196)

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Loans recovered
Commercial and financial	—	8
Real estate	—	—
Installment	8	—

	8	8

Net charge-offs	(314)	(188)

Additions to allowance charged to operating expense during period	365	305

Balance of allowance for loan losses at end of period	$3,052	$2,134

Ratio of net loans charged-off during the period to average loans outstanding	0.12%	0.12%

Other Income. Other income increased by $81,000 for the three months ended March 31, 2006 compared to the same period in 2005. Deposit service charges increased $43,000 for the three months ended March 31, 2006 compared to the same period in 2005, which is directly related to the growth in deposit accounts. Other income increased by $42,000 for the three months ended March 31, 2006 compared to the same period in 2005. Increases in other operating income include bank owned life insurance which increased by $49,000. This increase was partially offset by a decrease in mortgage fees of $10,000.
Other Expenses. Other expenses increased by $460,000 for the three months ended March 31, 2006 compared to the same period in 2005. The most significant increases in 2006 are increases of $244,000 in salaries and employee benefits and equipment and occupancy expenses of $149,000 for the three months ended March 31, 2006. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees, as well as, the recording of stock based compensation expense upon our adoption of FAS 123(R). At March 31, 2006, the number of full-time equivalent employees was 83 compared to 72 at March 31, 2005. The increase in the number of full-time equivalent employees is directly related to the growth of the Company and the hiring for our West Fayette location, which opened during the fourth quarter of 2005. Other operating expenses increased by $67,000. The most significant increases in the other operating expense category were data processing expense, which increased by $33,000, telephone expense, which increased by $10,000 and stationary and supplies, which increased by $7,000 for the three months ended March 31, 2006. These expenses are directly related to the additional branch and the overall growth of the Company.
Income Taxes. Income tax expense increased by $127,000 for the three months ended March 31, 2006 as compared to the same period in 2005. The increase in income tax expense is directly related to the increase in income before taxes of $406,000 for the three months ended March 31, 2006 as compared to the same period in 2005. The effective tax rates for the first quarters of 2006 and 2005 were 30.85% and 30.30%, respectively.

Net Income. Net income increased by $278,000 for the three months ended March 31, 2006 as compared to the same period in 2005. The primary reason for the increase in net income for the three months ended March 31, 2006 as compared to the same period in 2005, is the significant expansion of the Company and continued growth. The details of the items of income and expenses are described above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information called for by Item 3 is being omitted in reliance upon instruction 1 to paragraph 305(c) of Regulation S-K, which states that such information is not required until after the first fiscal year end in which Item 305 of Regulation S-K is applicable.
Item 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2006 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors relating to the Company or its business during the first quarter of 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
None
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

SOUTHERN COMMUNITY BANCSHARES, INC.

Date:	May 15, 2006	/s/ Gary McGaha Gary McGaha
President and CEO

Date	May 15, 2006	/s/ Leslye Grindle Leslye Grindle
Sr. Vice President and Chief Financial Officer