Form 10-Q
period 2006-06-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2006-08-14
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑
Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of August 7, 2006: 2,587,081; no par value

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

PART I. Financial Information
ITEM 1. Consolidated Financial Statements
SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
as of June 30, 2006 and December 31, 2005

	June 30, 2006 (Unaudited)	December 31, 2005
Assets

Cash and due from banks	$7,248,145	$6,061,522
Interest bearing deposits in banks	1,335,688	624,508
Federal funds sold	14,831,667	2,607,000
Securities available for sale, at fair value	59,944,355	53,390,782
Restricted equity securities, at cost	2,242,400	1,891,700

Loans	278,805,929	253,954,205
Less allowance for loan losses	3,365,966	3,000,956

Loans, net	275,439,963	250,953,249

Premises and equipment	9,474,527	9,595,753
Other assets	9,056,916	8,724,690

Total assets	$379,573,661	$333,849,204

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$36,958,862	$32,008,840
Interest-bearing	261,191,292	229,630,366

Total deposits	298,150,154	261,639,206

Federal Home Loan Bank advances	35,000,000	30,000,000
Securities sold under repurchase agreements	11,517,834	13,163,086
Subordinated debentures	10,907,000	5,774,000
Other liabilities	1,372,578	1,733,077

Total liabilities	356,947,566	312,309,369

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 2,587,081 shares issued and outstanding, respectively	16,102,316	16,073,993
Retained earnings	7,774,790	6,320,807
Accumulated other comprehensive loss	(1,251,011)	(854,965)

Total shareholders’ equity	22,626,095	21,539,835

Total liabilities and shareholders’ equity	$379,573,661	$333,849,204

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Six months ended June 30, 2006 and 2005

	Three Months Ended		Six Months Ended
	June 30, (Unaudited)		June 30, (Unaudited)
	2006	2005	2006	2005
Interest income
Loans, including fees	$5,913,976	$3,931,190	$11,142,112	$7,305,377
Taxable securities	561,940	418,498	1,050,543	841,910
Nontaxable securities	134,523	116,700	254,275	223,270
Federal funds sold	103,418	79,108	286,655	125,611
Interest bearing deposits	15,298	6,451	19,971	16,609

Total interest income	6,729,155	4,551,947	12,753,556	8,512,777

Interest expense
Deposits	2,411,830	1,486,527	4,645,971	2,703,568
Other borrowings	534,405	359,015	1,000,243	623,006

Total interest expense	2,946,235	1,845,542	5,646,214	3,326,574

Net interest income	3,782,920	2,706,405	7,107,342	5,186,203
Provision for loan losses	679,000	418,160	1,044,000	723,160

Net interest income after provision for loan losses	3,103,920	2,288,245	6,063,342	4,463,043

Other income
Service charges on deposit accounts	214,549	153,522	386,651	282,505
Gain on sale of securities available-for-sale	—	58,511	—	61,811
Proceeds from life insurance policy	212,053	—	212,053	—
Other operating income	72,400	(14,009)	136,552	8,625

Total other income	499,002	198,024	735,256	352,941

Other expenses
Salaries and employee benefits	1,351,356	1,111,525	2,643,367	2,159,157
Equipment and occupancy expenses	419,012	312,801	838,538	583,583
Other operating expenses	637,168	627,820	1,301,225	1,224,769

Total other expenses	2,407,536	2,052,146	4,783,130	3,967,509

Net income before income taxes	1,195,386	434,123	2,015,468	848,475
Income tax expense	308,496	120,379	561,486	245,917

Net income	$886,890	$313,744	$1,453,982	$602,558

Basic earnings per share	$0.34	$0.12	$0.56	$0.23

Diluted earnings per share	$0.33	$0.12	$0.54	$0.22

Dividends declared per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$886,890	$313,744	$1,453,982	$602,558

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax	(352,121)	348,808	(396,046)	(61,729)

Reclassification adjustment for gains realized in net income, net of tax	—	(36,277)	—	(38,323)

Other comprehensive income (loss)	(352,121)	312,531	(396,046)	(100,052)

Comprehensive income	$534,769	$626,275	$1,057,936	$502,506

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$1,453,982	$602,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	341,021	280,813
Provision for loan losses	1,044,000	723,160
Gain on sale of securities available-for-sale	—	(61,811)
Increase in interest receivable	(55,683)	(193,814)
Increase (decrease) in interest payable	(22,424)	284,466
Increase in cash surrender value of life insurance	(97,641)	—
Proceeds from life insurance policy	(212,053)	—
Stock based compensation expense	(28,323)	—
Net other operating activities	(42,189)	(159,182)

Net cash provided by operating activities	2,380,690	1,476,190

INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits in banks	(711,180)	1,479,278
Purchase of securities available-for-sale	(9,121,740)	(3,030,614)
Proceeds from maturities of securities available-for-sale	1,929,383	2,665,756
Proceeds from sales of securities available-for-sale	—	1,062,508
Purchase of restricted equity securities	(350,700)	(420,400)
Cash surrender value of life insurance	169,650	—
Net decrease (increase) in federal funds sold	(12,224,667)	3,371,000
Net increase in loans	(25,530,714)	(39,098,364)
Purchase of premises and equipment	(219,795)	(905,058)

Net cash used in investing activities	(46,059,763)	(34,875,894)

FINANCING ACTIVITIES
Net increase in deposits	36,510,948	26,925,320
Proceeds from issuance of capital stock	—	11,217
Proceeds from issuance of trust preferred securities	5,000,000	—
Net increase in Federal Home Loan Bank advances	5,000,000	6,000,000
Net increase (decrease) in repurchase agreements	(1,645,252)	1,921,999

Net cash provided by financing activities	44,865,696	34,858,536

Net increase in cash and due from banks	1,186,623	1,458,832

Cash and due from banks at beginning of period	6,061,522	3,644,669

Cash and due from banks at end of period	$7,248,145	$5,103,501

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
The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
NOTE 2. STOCK COMPENSATION PLANS
The Company has a stock option plan reserving 88,889 shares of capital stock for the granting of options to key employees. The Company also has a stock option plan reserving 160,000 shares of capital stock for the granting of options to directors. Option prices reflect the fair market value of the Company’s capital stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors. The Company did not grant any options during the six months ended June 30, 2006.
A summary of the activity for the six months ended June 30, 2006 is presented below:

	Six months ended
	June 30, 2006
			Weighted Average
		Weighted	Remaining
		Average Option	Contractual Term (in	Aggregate
	Shares	Price Per Share	years)	Intrinsic Value
Outstanding, beginning of period	207,403	$6.94	6.0 years	$2,657,276
Granted during the period	—	—	—	—
Forfeited during the period	—	—	—	—
Exercised during the period	—	—	—	—

Outstanding, end of period	207,403	$6.94	5.5 years	$2,863,448

Number of shares exercisable	207,403	$6.94	5.5 years	$2,863,448

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), on January 1, 2006 using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No. 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recognized compensation expense for employee stock options of $13,210 and $28,323 for the three and six months ended June 30, 2006. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first two quarters of 2006. As of June 30, 2006, there was no unrecognized compensation cost related to nonvested employee stock options. The Company did not recognize any compensation expense for employee stock options for the six months ended June 30, 2005. There is no expense for director options as all director options previously vested prior to January 2006.
Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as of June 30, 2005.

		Three months ended	Six months ended
		June 30, 2005	June 30, 2005
Net earnings	As reported	$313,744	602,558
	Effect of grants	13,639	13,639

	Proforma	$300,105	588,919

Basic earnings per share	As reported	$0.12	0.23
	Proforma	$0.12	0.23

Diluted earnings per share	As reported	$0.12	0.22
	Proforma	$0.11	0.22
No options were granted during the six months ended June 30, 2006 and 2005. The total intrinsic value (amount by which the fair market value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the six months ended June 30, 2005 was $60,000. 5,680 options vested during the six months ended June 30, 2006. No options vested during the six months ended June 30, 2005.
Cash received from option exercises for the six months ended June 30, 2005 was $11,000. The tax benefit for the tax deductions from option exercises totaled $4,500, respectively for the six months ended June 30, 2005.

NOTE 3. EARNINGS PER CAPITAL SHARE
Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$886,890	$313,744	1,453,982	$602,558

Weighted average capital shares outstanding	2,587,081	2,586,287	2,587,081	2,584,657
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	89,436	93,215	89,436	93,215

Total weighted average capital shares and capital stock equivalents outstanding	2,676,517	2,679,502	2,676,517	2,677,872

Diluted earnings per capital share	$0.33	$0.12	0.54	$0.23

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

FINANCIAL CONDITION
Total assets increased $46 million from $334 million to $380 million, or 14% for the six months ended June 30, 2006. The increase in total assets in 2006 is $10 million greater than the growth for the same period in 2005. This growth continues to be funded primarily by increases in total deposits, which increased by $37 million. This increase in deposits was partially funded using the brokered CD market, which accounted for an increase during the first six months of 2006 of $11 million. These brokered CD’s include certificates of deposit outside our local market area and could pay slightly higher rates than certificates of deposit in our market. These deposits are more likely to move if higher rates are available at maturity. Advances from the Federal Home Loan Bank were also utilized totaling $5 million for the six months ended June 30, 2006. The net increase in total assets for the six months ended June 30, 2006 consisted primarily of an increase of $25 million in total loans, an increase in Federal funds sold of $12 million and an increase in securities available for sale of $7 million. The loan to deposit ratio at June 30, 2006 was 94%, compared to 97% at December 31, 2005.
Shareholders’ equity increased by $1,086,000 for the six months ended June 30, 2006. This net increase consists primarily of net income of $1,454,000 offset by an increase in unrealized losses on securities of $396,000. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.
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
At June 30, 2006, the Bank’s liquidity ratio was 15.00%, which is slightly lower than the Bank’s target ratio of 20%. The Bank has an available borrowing capacity to meet any unexpected liquidity needs. In addition, the Company has cash available that could be injected into the Bank to meet capital and liquidity needs.
REGULATORY CAPITAL REQUIREMENTS
Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2006, the Company and the Bank were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company (on a consolidated basis) and Bank at June 30, 2006 are as follows:

			Regulatory
			Minimum
	Company	Bank	Requirement

Leverage Capital Ratio	8.91%	8.39%	4.00%
Risk-Based Capital Ratios
Core Capital	9.85%	9.52%	4.00%
Total Capital	11.80%	10.56%	8.00%
The Company issued $5 million of Trust Preferred securities in June 2006. These securities are issued by a statutory trust that has been established to facilitate the transaction. The trust is a 100% owned finance subsidiary of the Company. The securities have a 30-year maturity, callable without penalty after five years, and pay a floating rate based on 3 month Libor plus 150 basis points. The principal balance of these securities, or a portion of the securities qualify as tier one capital. The Company intends to use the proceeds from this transaction to fund asset growth. The Company has unconditionally guaranteed the securities.
We are not aware of any recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
RESULTS OF OPERATIONS
Net Interest Income. Net interest income increased by $1,077,000 and $1,921,000 for the three and six month periods ended June 30, 2006 compared to the same period in 2005. The increase in net interest income is attributable to an increase in average earning assets of $68 million as compared to June 30, 2005. Loans increased during this period by $53 million, which generally provide greater yields to the Company. During this same period, total deposits increased by $55 million, which included an increase of $45 million in interest-bearing deposits and an increase of $10 million in non-interest bearing deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the six months ended June 30, 2006 was approximately 8.42% as compared to 7.13% for the same period in 2005, or an increase of 129 basis points. The yield on total interest earning assets for the six months ended June 30, 2006 was 7.64% compared to 6.40% for the same period in 2005, or an increase of 124 basis points. The rate paid on interest bearing liabilities for the same period increased by 90 basis points to 3.75% from 2.85%. These increases in yields are directly related to the continued adjustment of interest rates.
Due to the recent increase in interest rates and increased volume of loans and deposits at their respective current yields, the net interest margin increased to 4.26% at June 30, 2006 as compared to 3.90% at June 30, 2005.
Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a monthly basis and make provisions as necessary. A provision of $1,044,000 was made during the six month period ending June 30, 2006 compared to $723,000 for the same period in 2005. The allowance for loan loss as a percentage of total loans was 1.21% at June 30, 2006, 1.18% at December 31, 2005, and 1.05% at June 30, 2005. Management believes the allowance for loan loss at June 30, 2006 is adequate to meet any foreseeable losses in the loan portfolio. The increase in the provision for loan losses during the six month period ending June 30, 2006 as compared to the six month period ended June 30, 2005 is primarily related to the significant growth in our loan portfolio combined with increases in charged off loans.
At June 30, 2006 and 2005, nonaccrual, past due and restructured loans were as follows:

	June 30,	June 30,
	2006	2005
	(Dollars in thousands)
Total nonaccruing loans	$1,241	$430
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,642	—
Restructured loans	—	—
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
Nonaccrual loans and past due loans greater than 90 days and still accruing increased by $2,453,000 compared to the same period in 2005. We do not anticipate any significant losses related to these loans due to adequate collateral values securing the majority of these loans.
Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
Average amount of loans outstanding	$266,768	$206,721

Balance of allowance for loan losses at beginning of period	$3,001	$2,017
Loans charged off
Commercial and financial	(393)	(178)
Real estate	(276)	(165)
Installment	(23)	(48)

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in thousands)
	(692)	(391)

Loans recovered
Commercial and financial	—	9
Real estate	—	—
Installment	13	—

	13	9

Net charge-offs	(679)	(382)

Additions to allowance charged to operating expense during period	1,044	723

Balance of allowance for loan losses at end of period	$3,366	$2,358

Ratio of net loans charged-off during the period to average loans outstanding	0.25%	0.18%

Other Income. Other income increased by $301,000 and $382,000 for the three and six months ended June 30, 2006 compared to the same period in 2005. Deposit service charges increased $61,000 and $104,000 for the three and six months ended June 30, 2006 compared to the same period in 2005, which is directly related to the growth in deposit accounts. Other income increased by $298,000 and $340,000 for the three and six months ended June 30, 2006 compared to the same period in 2005. Increases in other operating income include bank owned life insurance which increased by $261,000 and $310,000, respectively. Of this increase in bank owned life insurance, $212,000 was due to a partial death benefit received during the second quarter of 2006, with the remainder of approximately $250,000 expected to be paid out during the third quarter. This increase in other income was partially offset by a decrease in gains on sale of securities available for sale of $59,000 and $62,000, respectively for the three and six months ended June 30, 2006.
Other Expenses. Other expenses increased by $355,000 and $816,000 for the three and six months ended June 30, 2006 compared to the same period in 2005. The most significant increases in 2006 are increases of $240,000 and $484,000 in salaries and employee benefits and equipment and occupancy expenses of $106,000 and $255,000 for the three and six months ended June 30, 2006. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees, as well as, the recording of stock based compensation expense upon our adoption of FAS 123(R). At June 30, 2006, the number of full-time equivalent employees was 90 compared to 75 at June 30, 2005. The increase in the number of full-time equivalent employees is directly related to the growth of the Company and the hiring for our West Fayette location, which opened during the fourth quarter of 2005. Other operating expenses increased by $9,000 and $76,000 for the three and six months ended June 30, 2006. The most significant increases in the other operating expense category were data processing expense, which increased by $23,000 and $57,000, telephone expense, which increased by $9,000 and $19,000 and business development expense, which increased by $1,000 and $20,000 for the three and six months ended June 30, 2006. These expenses are directly related to the additional branch and the overall growth of the Company. Additionally, significant decreases in the other operating expense category were attorney fees, which decreased by $19,000 and $35,000, other real estate owned expense, which decreased by $18,000 and $16,000 and repossession expense, which decreased by $34,000 and $84,000 for the three and six months ended June 30, 2006. These decreases were specifically related to the collection of three large credits and were non-recurring expenses in 2006.
Income Taxes. Income tax expense increased by $188,000 and $316,000 for the three and six months ended June 30, 2006 as compared to the same period in 2005. The increase in income tax expense is directly related to the increase in income before taxes of $761,000 and $1,167,000 for the three and six months ended June 30, 2006 as compared to the same period in 2005. The effective tax rate for the first six months of 2006 and 2005 was 27.86% and 28.98%, respectively.
Net Income. Net income increased by $573,000 and $851,000 for the three and six months ended June 30, 2006 as compared to the same period in 2005. The primary reason for the increase in net income for the three and six months ended June 30, 2006 as compared to the same period in 2005, is the significant expansion of the Company and continued growth. The details of the items of income and expenses are described above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information called for by Item 3 is being omitted in reliance upon instruction 1 to paragraph 305(c) of Regulation S-K, which states that such information is not required until after the first fiscal year end in which Item 305 of Regulation S-K is applicable.
Item 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2006 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors relating to the Company or its business during the six months ended June 30, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the shareholders of Southern Community Bancshares, Inc. was held on May 25, 2006. A total of 1,756,764 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:
(a) The following class II directors were elected:

Directors	For	Against	Abstain
James S. Cameron	1,745,035	11,729	—
Thomas D. Reese	1,738,302	18,462	—
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
(a)	Exhibits
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.
Date: August 14, 2006	/s/ Gary McGaha
Gary McGaha
President and CEO

Date August 14, 2006	/s/ Leslye Grindle
Leslye Grindle
Sr. Vice President and Chief Financial Officer