Form 10-K
period 2006-12-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2007-04-02
CIK 1171017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission file number: 333-86082
SOUTHERN COMMUNITY BANCSHARES, INC.

Georgia	58-2639705
(State or Other Jurisdiction	(I.R.S. Employer Identification Number)
of Incorporation or Organization)
525 North Jeff Davis Drive
P.O. Box 142069
Fayetteville, Georgia 30214
(Address of Principal Executive Offices)
(770) 461-4365
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 23, 2007, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $29,645,423, as determined by reference to the quoted closing price for the Common Stock in the Over-the-Counter Market on March 23, 2007. The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.
     There were 2,592,894 shares of Common Stock outstanding as of March 13, 2007
DOCUMENTS INCORPORATED BY REFERENCE
     Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from Southern Community’s Proxy Statement for its 2007 Annual Shareholders’ Meeting.

SOUTHERN COMMUNITY BANCSHARES, INC.
FORM 10-K INDEX

Cautionary Notice Regarding Forward-Looking Statements
          Various matters discussed in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Southern Community Bancshares, Inc. (“Southern Community” or the “Company”) to be materially different from the results described in such forward-looking statements.
          Actual results may differ materially from the results anticipated in forward-looking statements in our Form 10-K due to a variety of factors including, without limitation:
•	The effects of future economic conditions in our market areas and generally in the United States;

•	United States governmental and international monetary and fiscal policies;

•	Legislative and regulatory changes;

•	The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

•	The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.
          All forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary notice. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
Southern Community Bancshares, Inc.
          Southern Community Bancshares, Inc. (“we” or “us”) was incorporated under the laws of the State of Georgia and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Southern Community Bank, a Georgia banking corporation (the “Bank”), was incorporated on August 16, 1999 and commenced business on June 2, 2000. The Bank reorganized into a holding company structure effective January 1, 2002.
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

Southern Community Bank
          Southern Community Bank is a full service commercial bank headquartered at 525 North Jeff Davis Drive, Fayetteville, Fayette County, Georgia 30214. The Bank’s primary service area is Fayette County, Georgia. However, the Bank also serves the adjacent counties, or parts thereof, of Coweta, Clayton, and Henry Counties.
          The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank’s loans and other investments are customer deposit accounts, which include non-interest bearing demand accounts, time deposits, savings and other interest bearing transaction accounts, and amortization and prepayments of loans and investments. Other sources of funds include brokered time deposits issued through a third party, Federal Home Loan Bank borrowings and trust preferred securities. The amount and term of each funding source is dependent on our funding needs for loans and investments. When funding needs are identified, each funding source is evaluated to determine which mix would be the best source for the funding need.
          The principal sources of income for the Bank are interest and fees collected on loans, and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on interest bearing deposits and other borrowings, employee compensation, office expenses and other overhead expenses.
Types of Loans
          Below is a description of the principal categories of loans made by the Bank and the relative risks involved with each category.
          Construction and Development Loans
          The Bank makes residential construction and development loans to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers already secured. This type of loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress this type of loan has typically had a greater degree of risk than other loan types. To mitigate that risk, the board of directors and management review the portfolio on a monthly basis and any pertinent changes or issues are brought to the Board of Directors’ attention at the monthly Board meeting. The percentage of our portfolio being built on a speculative basis is tracked very closely. On a quarterly basis the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas. Loan policy also provides for limits on speculative lending by borrower and by real estate project.
          Commercial and Residential Real Estate
          The Bank grants loans to borrowers secured by commercial and residential real estate located in our market area. In underwriting these types of loans we consider the historic and projected future cash flows of the real estate. We make an assessment of the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant standpoint. We will generally lend up to a maximum 75% loan to value ratio and require an adequate debt coverage ratio when considered with other compensating factors.
          Commercial real estate offers some risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to single borrowers. To mitigate these risks, we monitor our loan concentration, and loans are audited through in house and external loan reviews as warranted. This type of loan generally has a shorter maturity than other loan types, giving the Bank an opportunity to reprice, restructure or decline to renew the credit. As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance. A higher risk grade will bring increased scrutiny by management and the Board of Directors.

          Commercial and Industrial Loans
          To a lesser degree, the Bank makes loans to small and medium-sized businesses in our primary trade area for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. Commercial loans are granted to borrowers based on cash flow, ability to repay and degree of management expertise. This type of loan may be subject to many different types of risk, which will differ depending on the particular industry a borrower is involved with. General risks to an industry, or segment of an industry, are monitored by senior management on an ongoing basis. When warranted, individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed at a Loan Committee or board of directors level. On a regular basis, commercial and industrial borrowers are required to submit statements of financial condition relative to their business to the Bank for review. These statements are analyzed for trends and the loan is assigned a credit grade accordingly. Based on this grade the loan may receive an increased degree of scrutiny by management up to and including additional loss reserves being required.
          This type of loan will usually be collateralized. Generally, business assets are used and may consist of general intangibles, inventory, equipment or real estate. Collateral is subject to risk relative to conversion to a liquid asset, if necessary, as well as risks associated with degree of specialization, mobility and general collectibility in a default situation. To mitigate this risk to collateral, these types of loans are underwritten to strict standards including valuations and general acceptability based on the Bank’s ability to monitor its ongoing health and value.
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
          Various types of consumer loans include the following:
•	Home equity loans — open and closed end

•	Vehicle financing

•	Loans secured by deposits

•	Overdraft protection lines

•	Secured and unsecured personal loans
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
Loan participations
          During the ordinary course of business, the Bank may buy or sell loan participations. The Bank will sell participations to manage its credit exposure to individual borrowers or related entities and comply with internal loan limits or regulatory guidelines. These loan participations are sold to other financial institutions without recourse with the Bank generally retaining a larger than pro rata share of the interest income as a fee for servicing the debt.
          Conversely, the Bank will purchase loan participations to make better use of its funds and to establish opportunities for future loan growth. Participations are purchased only after the loan is underwritten in accordance with the Bank’s loan policy to ensure participations represent a similar risk profile to similar loans within the Bank’s loan portfolio. Similar to loan participations sold, participations purchased typically do not have any recourse to the selling institution should the borrower default. However, the Bank would have the ability to take normal remedial actions to minimize any loss potential.
          The Bank has minimal activity in the loan participation market. As of December 31, 2006, the Bank had one (1) participation purchased with $1,415,865 outstanding (representing 0.48% of total loans) and two (2) participations sold totaling $2,468,465.
Management’s policy for determining the loan loss allowance
          In calculating the adequacy of the loan loss allowance, the loan portfolio is sectioned to include the general portfolio, loans specifically identified to have greater weakness and areas of industry concentration and areas presenting higher than normal risk by their nature. The general portfolio includes loans presenting a normal level of risk which are performing and adequately collateralized. Loans specifically identified as having greater weaknesses are individually analyzed as to borrower repayment ability and collateral adequacy. A specific reserve amount is allocated to each of these loans based on this analysis. Key considerations in this analysis are potential loss factors and the loan risk grade as set by bank policy and followed by regulatory agencies. Industry concentrations in residential construction and land development lending are closely monitored and additional reserves are allocated as market conditions warrant. Overdrafts are individually reviewed and approved and are maintained at very low levels in relation to the Bank’s loan portfolio and capital base. Overdraft reserves are funded at 10% due to the nominal losses recognized from this activity. Finally, an amount is determined based on factors not directly related to our customers. In calculating the adequacy of the loan loss allowance, management evaluates the following factors:
•	The asset quality of individual loans.

•	Changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge off and recovery practices.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability and depth of the lending staff and management.

•	Changes in the trend of the volume and severity of past dues and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications.

•	Possible deterioration in collateral segments or other portfolio concentrations.

•	Historical loss experience (when available) used for pools of loans (i.e. collateral types, borrowers, purposes, etc.)

•	Changes in the quality of the institution’s loan review system and the degree of oversight by the Bank’s Board of Directors.

•	The effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in the Bank’s current loan portfolio.

•	Unfunded commitments.
          These factors are evaluated monthly and changes in the asset quality of individual loans are evaluated more frequently as needed.
          All of our loans are assigned individual loan grades when underwritten. The Bank, using guidance established by the FDIC and the State of Georgia Department of Banking and Finance, has established minimum general reserves based on the asset quality grade of the loan. General reserve factors applied to each rating grade are based upon management’s experience and common industry and regulatory guidelines.
          After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, credit administration, management, and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio, account officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower, external loan review personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected then the loan is downgraded and higher reserves are assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. If a loan does not appear to be fully collectible as to principal and interest then the loan is classified as impaired. These loans are monitored closely, and if they become seriously delinquent (over 90 days past due), they are recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reserved against income. If we believe that a loan will not be collected in full then the allowance for loan and lease losses is increased to reflect management’s estimate of potential exposure of loss.
          Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.
          While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.
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
•	Provide an investment medium for funds which are not needed to meet loan demand or deposit withdrawal.

•	Optimize income generated from the investment account consistent with the stated objectives for liquidity and quality standards.

•	Meet regulatory standards.

•	Provide collateral which the Bank is required to pledge against public monies or borrowings.

•	Provide an investment medium for funds which may be needed for liquidity purposes.

•	Provide an investment medium which will balance market and credit risk for other assets and the bank’s liability structure.
Industry and competition
          The Bank currently has seven branch offices, all of which are full-service financial centers. Two of the full-service locations are inside Kroger grocery stores; one in Clayton County and one in Coweta County. The five remaining full-service locations are traditional free standing branches located in Fayette, Henry and Coweta County. A loan production office was opened in mid 2005 in rapidly growing Henry County and is currently in a leased office space.
          Based on total deposits of approximately $292 million at December 31, 2006, the Bank represents approximately 15% of the market share in the Fayette County market. Seven major regional banks represent approximately 52% of the deposits in the Fayette County market. The larger financial institutions have greater resources and lending limits than the Bank, and the seven major regional banking institutions have twenty-five branches in the county. There are several credit unions located within our market area. Since credit unions are not subject to income taxes, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank. The FDIC publishes the market share data for the period ending June 30th of each year. Based on the last reported dates, the Bank has approximately 1.03% market share in its Coweta county location and less than 1% in each of its Henry and Clayton County locations.
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
Employees
          The Bank had 95 full-time employees as of March 27, 2007. Southern Community Bancshares, Inc. does not have any employees who are not also employees of the Bank.
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
          Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, numerous additional regulatory requirements have been placed on the banking industry over the last two decades. On November 12, 1999, the President signed into law a financial services modernization act which effectively repealed the anti-affiliation provisions of the 1933 Glass-Steagall Act and the 1956 Bank Holding Company Act. Legislative changes and the policies of various regulatory authorities may affect our operations. We are unable to reasonably predict the nature or the extent of the effect on our business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

Southern Community Bancshares, Inc.
          Southern Community Bancshares, Inc. is a bank holding company registered with the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance under the Bank Holding Company Act of 1956, as amended, and the Georgia Bank Holding Company Act. We are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve, and the Georgia Bank Holding Company Act and the regulations of the Georgia Department of Banking and Finance.
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
Southern Community Bank
          Southern Community Bank is incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance. The Georgia Department regulates all areas of the Bank’s commercial banking operations, including, without limitation, loans, deposits, reserves, mergers, reorganizations, issuance of securities, payment of dividends, and the establishment of branches.
          The Bank is also a member of the Federal Deposit Insurance Corporation, and as such, the FDIC, to the maximum extent provided by law, insures its deposits. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations. The FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.
Gramm-Leach-Bliley Act of 1999
          On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act of 1999, which breaks down many of the barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. This law provides financial organizations with the flexibility to structure new affiliations through a holding company structure or a financial subsidiary. As a result, the number and type of entities competing with us in our markets could increase.
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
Payment of dividends
          Southern Community Bancshares, Inc. is a legal entity separate and distinct from our banking subsidiary. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends from Southern Community Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by us to our shareholders.
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
                 At December 31, 2006, the Bank could pay cash dividends of $1,532,000 without prior regulatory approval.
Capital adequacy
          We are required to comply with the capital adequacy standards established by the Federal Reserve, and the Federal Deposit Insurance Corporation in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.
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
          The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006 the Company’s consolidated ratio of total capital to risk-weighted assets was 11.62% and the ratio of Tier 1 Capital to risk-weighted assets was 9.92%.
          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, the Company’s leverage ratio was 8.67%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
          In 2004 we raised $5.6 million through the issuance of trust preferred securities. These securities have a 30-year maturity, are callable without penalty after five years, and pay a floating rate based on the prime rate plus 12.5 basis points. The principal balance of these securities is includable in tier one capital.
          In June 2006 we raised an additional $5 million through the issuance of trust preferred securities. These securities have a 30-year maturity, are callable without penalty after five years, and pay a floating rate based on three-month LIBOR plus 150 basis points. The principal balance of these securities is includable in total capital, and $2.5 million of this balance is includable in tier one capital.
          The capital ratios required for a well-capitalized status are: (i) Total Capital of 10.0% or greater, (ii) Tier I Capital of 6.0% or greater, and (iii) a Leverage Capital Ratio of 5.0% or greater. We exceeded all of the required ratios as of December 31, 2006. The Bank is also subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2006.
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
Support of subsidiary institution
          Under Federal Reserve policy, we are expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support. In addition, any capital loans by a bank holding company to its banking subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such bank. In the event of a bank holding company’s bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.
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
          As of December 31, 2006, the Bank had the requisite capital levels to qualify as “well capitalized.”
FDIC insurance assessments
          The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund on March 31, 2006. The Bank is a member of the Deposit Insurance Fund and therefore pays deposit insurance assessments to the Deposit Insurance Fund.
          Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.
          In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0124% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.
          Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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
          The Gramm-Leach-Bliley Act made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under this Act may be commenced by a holding company if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination.
USA PATRIOT Act
          On October 26, 2001 the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:
•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction; and

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions.

          Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:
•	the development of internal policies, procedures and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.
          Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:
•	expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•	notify FinCEN if an account or transaction is identified;

•	designate a contact person to receive information requests;

•	limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.
          Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:
•	notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

•	takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

•	limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

•	maintains adequate procedures to protect the security and confidentiality of the information.
          Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.
Future Legislation
          New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 1A. RISK FACTORS
Risk Factors
          Our business involves a high degree of risk. The following paragraphs describe some of the material risks that could affect us.
          The markets for our services are highly competitive and we face substantial competition.
          The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms soliciting business from residents of and businesses located in Fayetteville, Georgia and our entire primary service area, many of which have greater resources than we have. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence or more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives and lower origination and operating costs. This competition could result in a decrease in loans we originate and could negatively affect our results of operations.
          In attracting deposits, we compete with insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Traditional banking institutions, as well as entities intending to transact business solely online, are increasingly using the Internet to attract deposits without geographic or physical limitations. In addition, many non-bank competitors are not subject to the same extensive regulations that govern us. These competitors may offer higher interest rates than we offer, which could result in either attracting fewer deposits or increasing our interest rates in order to attract deposits. Increased deposit competition could increase our cost of funds and could affect adversely our ability to generate the funds necessary for our lending operations, which would negatively affect our results of operations.
          Changes in interest rates could have an adverse effect on our income.
          Our profitability depends to a large extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates also can affect the value of our loans. An increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on our loans. This may lead to an increase in our non-performing assets and could have a material and negative effect on our results of operations.
          Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply and other factors beyond our control may also affect interest rates. Fluctuations in market interest rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.
We have a significant amount of construction loans, which are subject to additional risks unique to the building industry that could negatively affect our net income.
          Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of December 31, 2006, 35% of our total loan portfolio was in acquisition and development and construction loans. In addition to the risk of nonpayment by borrowers, construction lending poses additional risks in that:
•	land values may decline;

•	developers or builders may fail to complete or develop projects;

•	municipalities may place moratoriums on building;

•	developers may fail to sell the improved real estate;

•	there may be construction delays and cost overruns;

•	collateral may prove insufficient; or

•	permanent financing may not be obtained in a timely manner.
Any of these conditions could negatively affect our net income and our financial condition.
Because a significant portion of our loan portfolio is secured by real estate, any negative conditions affecting real estate may harm our business.
          A significant portion of our loan portfolio consists of commercial loans that are secured by various types of real estate as collateral, as well as real estate loans on commercial properties. Because these loans rely on real estate as collateral, either totally in the case of real estate loans or partially in the case of commercial loans secured by real estate, they are sensitive to economic conditions and interest rates. Real estate lending also presents additional credit related risks, including a borrower’s inability to pay and deterioration in the value of real estate held as collateral.
          If our allowance for loan losses is not adequate to cover actual losses, our net income may decrease.
          We are exposed to the risk that our customers will be unable to repay their loans in a timely fashion and that collateral securing the payment of loans may be insufficient to assure repayment. Borrowers’ inability to repay their loans could erode our bank’s earnings and capital. We maintain an allowance for loan losses to cover loan defaults. We base our allowance for loan losses on various assumptions and judgments regarding the collectability of loans, including our prior experience with loan losses, as well as an evaluation of the risks in our loan portfolio. We maintain this allowance at a level we consider adequate to absorb anticipated losses. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control.
          Actual losses may exceed our estimates and we may have to increase the allowance for loan losses. This would cause us to increase our provision for loan losses, which would decrease our net income. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and our allowance for loan losses. Regulators, when reviewing our loan portfolio, may require us to increase our allowance for loan losses, which would negatively affect our net income.
          If economic conditions in our market areas deteriorate, our business may be negatively affected.
          Our success depends on the general economic conditions of the markets we serve. Our operations are concentrated in Fayetteville, Georgia. We also have branches or loan production offices in Peachtree City, Newnan, Jonesboro, McDonough and Locust Grove, Georgia. If economic conditions in these markets are unfavorable or deteriorate, the number of borrowers that are unable to repay their loans on a timely basis could increase. This could lead to higher rates of loss and loan payment delinquencies. These factors could have a negative effect on our business, financial condition and results of operations.
          Losing key personnel will negatively affect us.
          Competition for personnel is stronger in the banking industry than many other industries, and we may not be able to attract or retain the personnel we require to compete successfully. We currently depend heavily on the services of our Chief Executive Officer, Gary D. McGaha, and a number of other members of our senior management team. We have employment contracts with all of our executive officers. Losing Mr. McGaha’s services or those of other members of senior management could affect us in a material and adverse way. Our success will also depend on attracting and retaining additional qualified management personnel.

          We do not intend to pay dividends on our common stock.
          We have never declared or paid cash dividends on our common stock. We have no current intentions to pay dividends and cannot assure that we will be able to pay dividends in the future. In addition, our ability to pay dividends is subject to regulatory limitations.
          We have a limited operating history.
          We are less than 10 years old. Therefore, we have a relatively short operating history and we may not continue to perform as well in the future as we have in the past.
We encounter technological change continually and have fewer resources than many of our competitors to invest in technological improvements.
          The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving customers better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our success will depend in part on our ability to address our customers’ needs by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements than we have. We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers.
We are subject to significant government regulations, including new legislation that affect our operations and may result in higher operating costs or increased competition for us.
          Our success will depend not only on competitive factors, but also on state and federal regulations affecting banks and bank holding companies generally. Regulations now affecting us may change at any time, and these changes may adversely affect our business.
          We are subject to extensive regulation by the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance. Supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders. These agencies examine bank holding companies and commercial banks, establish capital and other financial requirements and approve new branches, acquisitions or other changes of control. Our ability to establish new branches or make acquisitions is conditioned on receiving required regulatory approvals from the applicable regulators.
          We believe that changes in legislation and regulations will continue to have a significant impact on the banking industry. Although some of the legislative and regulatory changes may benefit us and our bank, others will increase our costs of doing business and could assist our competitors, some of which are not subject to similar regulation.
          One of the regulations affecting all publicly traded companies today is the Sarbanes-Oxley Act of 2002. We have spent a considerable amount of hard and soft dollars ensuring our compliance with this Act over the past two years, and it is unknown how much we will need to spend in the future to maintain our compliance. Smaller, privately held banks in our market may not need to spend as much to comply.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None

ITEM 2. DESCRIPTION OF PROPERTY
          Main Office
          The Bank owns its offices located at 525 N. Jeff Davis Drive, Fayetteville, Fayette County, Georgia. This 16,000 square foot location presently houses the main branch, as well as the executive offices of the Bank. This location was constructed at a cost of approximately $2 million. The branch contains five teller stations, three drive up teller lanes, four customer service desks, a vault with safe deposit boxes, and one drive-up ATM machine. The second story houses the accounting and loan processing functions, as well as a large meeting room with audio visual equipment.
          West Fayetteville and Operations Center
          A full-service branch opened in January, 2006, while our operations center was opened in December 2005 in Fayetteville (Fayette County), Georgia. This 15,000 square foot location is leased with the branch space using approximately 3,500 square feet. This branch contains three teller stations, two drive up teller lanes, two customer service offices, a vault with safe deposit boxes, and one drive-up ATM machine. It also contains an additional three offices and a small break room. The remaining 11,500 square feet house deposit operations, loan operations, human resources and information technology. Additionally, this location contains a conference room as well as a large training room with state-of-the-art audio visual equipment, computers and “test” bank capabilities.
          Peachtree City
          A full-service branch was opened in May, 2003 in Peachtree City (Fayette County), Georgia. The 3,500 square foot branch was constructed at a cost of $869,000. This branch contains three teller stations, three drive up teller lanes, two customer service decks, a vault with safe deposit boxes, and one drive-up ATM machine. It also contains five offices and a conference room.
          Locust Grove
          A full-service branch was opened in August, 2004 in Locust Grove (Henry County), Georgia. The 3,250 square foot branch was constructed at a cost of $883,000. This branch contains three teller stations, three drive up teller lanes, two customer service offices, a vault with safe deposit boxes, and one drive-up ATM machine. It also contains an additional four offices.
          Newnan
          A full-service branch was opened in April, 2005 in Newnan (Coweta County), Georgia. The 4,250 square foot branch was constructed at a cost of $989,000. This branch contains three teller stations, three drive up teller lanes, two customer service offices, a vault with safe deposit boxes, and one drive-up ATM machine. It also contains an additional four offices and approximately 1,000 square feet of unfinished office space.
          Newnan — Kroger
          In July 2004 the Bank entered into an operating lease for office space inside the Kroger grocery store located in Newnan (Coweta County), Georgia for the purpose of operating an in-store branch. This branch opened in August, 2004 and compliments a nearby traditional branch facility with extended hours and ATM services.
          Jonesboro — Kroger
          In July 2004 the Bank entered into an operating lease for office space inside the Kroger grocery store located in Jonesboro (Clayton County), Georgia for the purpose of operating an in-store branch. This branch opened in August, 2004 and offers extended hours and ATM services.
          McDonough
          In May 2005, the Bank entered into an operating lease for office space in McDonough (Henry County), Georgia for the purpose of opening a loan production office. The loan production office opened in May 2005.

          Griffin
          In October 2005, the Bank purchased two adjacent properties in Griffin (Spalding County) for $581,000 with the intent to open a full service branch. As of December 31, 2006 we had not received re-zoning approval to start construction.
          The company believes that its properties are in good condition and suitable for its needs.
ITEM 3. LEGAL PROCEEDINGS
          The Company and the Bank are subject to claims and litigation in the ordinary course of business. We believe that any pending claims and litigation will not have a material adverse effect on our consolidated financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2006.
PART II
ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS
Market information
          The Company stock is traded over the counter (OTC) under the symbol “SNCB.OB”.
          The Company currently intends to retain its earnings for use in the business and does not foresee paying cash dividends in the near future. The Board of Directors cannot predict when such dividends, if any, will ever be paid. The payment of dividends, if any, shall at all times be subject to the payment of the Company’s expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for state banks. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us, as well as our payment of dividends to our stockholders. For a complete discussion of the restrictions on dividends, see Part I, Item 1, “Supervision and Regulation — Payment of Dividends.”
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

	High selling price	Low selling price
2006:
First Quarter	$20.00	$17.50
Second Quarter	21.00	18.25
Third Quarter	21.00	19.00
Fourth Quarter	23.95	20.50

2005:
First Quarter	$21.00	$19.50
Second Quarter	23.00	20.00
Third Quarter	23.45	20.85
Fourth Quarter	22.00	18.50
          At March 13, 2007 we had 2,592,894 shares of common stock outstanding held by approximately 712 shareholders of record.

PERFORMANCE GRAPH
The following line graph compares the cumulative, total return on the Company’s common stock from December 31, 2001 to December 31, 2006, with that of the NASDAQ Composite Index (an average of all stocks traded on the NASDAQ Stock Market), and with that of the SNL Bank Index, provided by SNL Financial, LP, for our peer group (all banks in the Southeast). Cumulative, total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.
Southern Community Bancshares, Inc.
Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Southern Community Bancshares	100.00	95.44	158.73	151.33	134.48	152.72
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Southeast Bank Index	100.00	110.46	138.72	164.50	168.39	197.45

ITEM 6. SELECTED FINANCIAL DATA
          The selected consolidated financial data presented below as of and for each of the five years ended December 31, 2006 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiary, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Averages are derived from daily balances. Share and per share amounts for all years are adjusted for all relevant stock splits and stock dividends during the period.

(Dollars in thousands, except share and per share data)		As of December 31,
Balance Sheet Data	2006	2005	2004	2003	2002

Total assets	$386,334	$333,849	$271,245	$195,646	$121,077
Investment securities	55,369	53,391	50,616	59,799	22,799
Loans	293,224	253,954	186,737	125,201	90,922
Allowance for loan losses	3,051	3,001	2,017	1,419	1,141
Deposits	291,790	261,639	215,764	159,775	99,509
Federal Home Loan Bank advances	44,500	30,000	24,000	15,000	—
Other short-term borrowings	—	—	—	—	719
Securities sold under repurchase agreements	12,914	13,163	4,753	1,704	3,780
Subordinated debentures	10,929	5,774	5,774	—	—
Shareholders’ equity	24,449	21,540	20,256	18,486	16,632

		Year Ended December 31,
Statement of Income Data	2006	2005	2004	2003	2002

Interest income	$27,323	$19,176	$13,570	$9,096	$6,930
Interest expense	12,763	7,772	4,665	3,106	2,393
Net interest income	14,560	11,404	8,905	5,990	4,537
Provision for loan losses	2,877	1,416	1,031	420	359
Net interest income after provision for loan losses	11,683	9,988	7,874	5,570	4,178
Noninterest income	1,650	796	613	722	394
Noninterest expense	10,059	8,103	6,046	3,903	2,928
Income tax expense	778	815	761	797	586
Net income	2,496	1,866	1,680	1,592	1,058

Per Share Data

Book value per share at year end	$9.43	$8.33	$7.85	$9.55	$11.93
Basic earnings per share	0.96	0.72	0.65	0.62	0.51
Diluted earnings per share	0.93	0.70	0.63	0.61	0.50
Weighted-average shares outstanding — basic	2,588,952	2,585,687	2,579,526	1,928,764	1,292,380
Weighted-average shares outstanding — diluted	2,676,193	2,677,678	2,668,329	1,940,451	1,301,989
Dividends declared	—	—	—	—	—
Dividends payout ratio	0%	0%	0%	0%	0%

Ratios

Return on average assets	0.68%	0.62%	0.71%	1.02%	1.02%
Return on average equity	10.36%	8.77%	8.56%	8.83%	11.20%
Average equity/average assets	6.53%	7.07%	8.34%	11.58%	9.10%
Net interest margin	4.19%	3.98%	3.97%	4.06%	4.66%
Non-performing assets/total loans and other real estate	0.64%	2.50%	2.59%	0.41%	0.38%
Allowance for loan losses/total loans	1.04%	1.18%	1.08%	1.13%	1.25%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
          The following is a discussion of our financial condition and results of operations. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.
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
Critical Accounting Policies
          Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by the Public Company Accounting Oversight Board and conform to general practices within the banking industry. Our significant accounting policies are described in the notes to the consolidated financial statements. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.
          We believe the following critical accounting policy requires the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of our financial statements.
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
Fourth Quarter 2006
          The supplemental quarterly financial data is as follows:

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
(In thousands)	2006	2006	2006	2006

Interest income	$6,024	$6,729	$7,115	$7,455
Interest expense	2,700	2,946	3,422	3,695
Net interest income	3,324	3,783	3,693	3,760
Provision for loan losses	365	679	840	993
Net income	567	887	672	370
Net income per share — basic	0.22	0.34	0.26	0.14
Net income per share — diluted	0.21	0.33	0.25	0.14

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
(In thousands)	2005	2005	2005	2005

Interest income	$3,961	$4,552	$5,081	$5,583
Interest expense	1,481	1,846	2,119	2,326
Net interest income	2,480	2,706	2,962	3,257
Provision for loan losses	305	418	345	348
Net income	289	314	534	730
Net income per share — basic	0.11	0.12	0.21	0.28
Net income per share — diluted	0.11	0.12	0.20	0.27
          Interest rates increased steadily during the first half of 2006, and then leveled out. While the rising rates benefited our primarily floating rate loan portfolio, thus increasing interest income, the cost of funds increased steadily during the second half of the year as time deposits rolled into the higher rate instruments after maturing. Interest income and interest expense increased 34% and 59%, respectively, in fourth quarter 2006 compared to the same period in 2005. Consequently, our net interest margin increased to 4.19% from 3.98% for the comparable quarters. The redeeming contributor to the increase in interest income was the growth of the loan portfolio. Average gross loans in the fourth quarter 2006 increased 24% over the comparable quarter in 2005.
          While maintaining competitive market rates on time deposits to retain existing funds as they matured, the Bank also sought to guard against the rising cost of funds by turning to alternative funding sources in order to fund the continuing loan growth over the past year. Brokered deposits have increased 9.68% to $39.6 million in the fourth quarter over the same period in 2005. At the time they were issued, these funds cost approximately 100-170 basis points less than in-market time deposits. Additionally, Federal Home Loan Bank advances have increased 48% to $44.5 million in the fourth quarter over the same period in 2005. Interest expense on the trust preferred securities increased in fourth quarter 2006 to $211,000 compared to $99,000 for the same quarter in 2005. This increase is primarily because we entered into an additional $5.2 million in trust preferred securities in June 2006, bringing our total of trust preferred securities to $10.9 million. The rate on this offering is tied to LIBOR and saw very little rate movement during the last two quarters of 2006. The remaining $5.7 million of trust preferred securities is tied to Prime, which increased during the first half of 2006. Net interest income increased to $3.7 million from $3.3 million comparing the fourth quarters of 2006 and 2005.
          The loan loss provision increased in the fourth quarter of 2006 to $1 million compared to $348,000 in the fourth quarter of 2005. This increase is due to the write down and subsequent charge off of three large credits totaling $2.5 million. Noninterest income, at $376,000, was $142,000 higher in fourth quarter 2006 compared to the same period in 2005 due to the income from bank owned life insurance that was purchased in November 2005.
          Noninterest expenses increased 29% to $2.7 million from $2.1 million comparing the fourth quarters of 2006 and 2005. This increase was due to the overall growth of the Bank. Salaries and benefits increased $381,000 for the comparable periods, due to the increase in staff to support the new West Fayetteville (Fayette County) full-service branch. Other noninterest expenses increased 25% in the fourth quarter of 2006 compared to the same period in 2005. The increase included increases in occupancy and equipment of $59,000 related to our growth, data processing fees of $31,000, attorney’s fees of $11,000 and marketing expenses of $25,000. The increase in marketing expenses is partially due to the rolling out of our new Kids Club product.
          Diluted earnings per share for the fourth quarter were $.14 and $.27 for 2006 and 2005, respectively.
2006 Overview
          Asset growth during 2006 was 16%, reaching total assets of $386 million at December 31, 2006. Net income increased 34% over net income for 2005 with earnings at $2.5 million. The Bank opened its seventh branch in January 2006 which allowed us to increase our footprint in the Fayette County market. Because of our continued growth we issued an additional $5.2 million in trust preferred securities to maintain a well-capitalized status that could sustain our loan growth well into 2007. The net interest margin remained stable at 4.19% despite a rising cost of funds necessary to accommodate the loan growth. Our primary market areas of Fayette, Coweta, Henry and Clayton Counties, continue to grow, and we believe that we are strategically positioned to take advantage of the growth with additional organic expansion of our organization. The area’s growth should provide a base for continued profitability.

Financial Condition as of December 31, 2006 and 2005
          As of December 31, 2006, we had total assets of $386 million, an increase of 16% over December 31, 2005 of $334 million. Total interest-earning assets were $366 million as of December 31, 2006, or 95% of total assets compared to $312 million or 94% of total assets as of December 31, 2005. Our primary interest-earning assets were loans, which made up 80% and 81% of total interest-earning assets as of December 31, 2006 and 2005, respectively. The loan portfolio grew by a net increase of $39 million, or 15%, bringing the loan portfolio to $293 million at December 31, 2006 compared to $254 million at December 31, 2005. Our loan to deposit ratio was 100.5% as of December 31, 2006, compared to 97.1% as of December 31, 2005.
          We have 92% of our loan portfolio collateralized by real estate located in our primary market area of Fayette, Coweta, Henry and Clayton Counties, Georgia and surrounding counties. Our real estate construction and development portfolio, which comprises 58% of our total portfolio outstanding balances, consists primarily of loans collateralized by one to four family residential properties and commercial real estate mortgage loans, consisting primarily of small business commercial properties, totaling 34% of the loan portfolio. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value. The remaining 8% of the loan portfolio consists of commercial, consumer installment, consumer lines of credit and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower which has remaining economic life greater than the term of the loan it secures.
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
          We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position on a regular basis. Also, we periodically review our lending policies and procedures, as well as remaining abreast of trends in the real estate market, comparing these trends to a stratification of our loan portfolio so we can direct our loan activity away from down-turning loan types or geographical areas or areas in which we already have a sufficient concentration. The Bank has an experienced Risk Management department that monitors all aspects of the real estate market as it relates to our loan portfolio which allows us to focus monitoring efforts on any weak areas, geographically or by types of loans, to ensure the integrity of the existing portfolio. We also outsource the loan compliance review to a third party that has a significant amount of experience reviewing loan documentation and that periodically performs this function for us each year. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank’s statutory capital and unsecured loan relationships that exceed 15% of the Bank’s statutory capital. The Bank’s statutory capital as of December 31, 2006 and 2005 was $25 million and $22 million, respectively.
          Our securities portfolio, consisting of government-sponsored agencies, mortgage-backed securities and equity securities, totaled $55 million and $53 million as of December 31, 2006 and 2005, respectively. Net unrealized losses on securities totaled $869,000 as of December 31, 2006 compared to net unrealized losses of $1,379,000 as of December 31, 2005. The change in the net unrealized losses was attributable primarily to changes in interest rates affecting the values of the mortgage-backed securities. These changes were recognized as an adjustment to stockholder’s equity and were included in other comprehensive loss, net of tax. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.
          Deposits grew $30 million during the year, or 12%, to a total of $292 million at December 31, 2006. The majority of growth was realized in time deposits, of which $3.5 million was due to an increase in brokered deposits. In June 2006, the Company issued $5.2 million of trust preferred securities, injecting $2.5 million of the received funds into the Bank’s capital base. At December 31, 2006 we had $44.5 million outstanding in Federal Home Loan Bank advances. We were in a federal funds sold position with $13.7 million and had no additional other borrowings at December 31, 2006. Because our market area is so competitive on all types of deposit rates, we will continue to focus our efforts on reducing the cost of funds utilizing alternative funding sources such as the FHLB and brokered funds as necessary to supplement deposit growth.
          Premises and equipment decreased by $223,000 in 2006. While we opened our seventh branch in 2006, we entered into a lease agreement for this space with minimal capital expenditures.
          Stockholders’ equity increased by $3 million in 2006 due to net income of $2.5 million, decreases of unrealized losses on securities available-for-sale, net of tax, of $316,000, net proceeds from the sale of common stock of $55,000 and paid-in capital from stock compensation expense of $42,000. The common stock issued was due to option exercises and gifts of stock to employees during the year.
          As of December 31, 2005, total assets increased 23% over December 31, 2004. Our primary interest-earning assets were loans, which made up 81% and 72% as of December 31, 2005 and 2004, respectively. Our loan to deposit ratio was 97% as of December 31, 2005, compared to 86% as of December 31, 2004. Deposits grew $46 million in 2005, or 21%, primarily due to increased time deposit balances which grew $37 million comparing December 31, 2005 to December 31, 2004. Since funds were needed to accommodate the strong loan portfolio growth, the Bank supplemented retail growth with brokered deposits during 2005. The costs of the brokered deposits at that time were comparable to the retail business, and could be acquired in much larger blocks, as needed. At December 31, 2005, the Bank had $36.1million of brokered time deposits.
          During 2005, premises and equipment increased $1.8 million. A site for a new full-service branch location in Spalding County was purchased in October 2005 at a cost of $581,000. Construction on this location had not started as of the end of 2005 as we await re-zoning approval. In August 2005, we completed construction and opened our Locust Grove facility. As of December 31, 2005, costs incurred on this construction totaled approximately $883,000. Additional increases to premises included build-out of two branches located inside Kroger grocery stores. These costs totaled $288,000.
          Stockholders’ equity increased by $1.3 million in 2005 due to net income of $1.9 million and net proceeds from the sale of common stock of $19,000. These increases were offset by additional other comprehensive losses of $603,000 due to higher unrealized losses on securities available for sale.
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
          Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits consistent with local market conditions and to meet asset/liability objectives.
          Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory.
          As of December 31, 2006 and 2005, we had loan commitments outstanding of $66 million and $53 million, respectively. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. As of December 31, 2006 and 2005, we had arrangements with two commercial banks for additional short-term advances (federal funds) of $10.3 and $6.4 million in aggregate. In addition, the Bank can borrow funds from the Federal Home Loan Bank of Atlanta, secured by certain real estate loans and/or investment securities. We can also utilize the brokered deposit market to obtain funds as needed.

          As of December 31, 2006, we were considered well-capitalized based on our capital ratios and according to regulatory capital requirements. Our stockholders’ equity increased primarily due to the retention of all of our net income in 2006.
          In the future, the primary source of funds available to the holding company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could pay approximately $1,532,000 in dividends without regulatory approval.
          The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank, as well as actual capital ratios for the Company as of December 31, 2006 are as follows:

	Actual
			Regulatory
			Minimum
	Consolidated	Bank	Requirement
Leverage capital ratios	8.67%	8.36%	5.00%
Risk-based capital ratios:
Tier one capital	9.92	9.59	6.00
Total capital	11.62	10.51	10.00
          These ratios may decline as asset growth continues, but are expected to continue exceeding the regulatory minimum requirements. Anticipated future earnings should assist in keeping these ratios at satisfactory levels. In addition, the Company has the ability to inject additional capital into the Bank if considered necessary.
          The Bank currently has no material commitments for capital expenditures.
          In June 2006 the Company issued an additional $5.2 million of trust preferred securities, allowing a capital injection of $2.5 million into the Bank. This capital should provide the Bank with sufficient capital to continue its growth trend into 2007.
Results of Operations for the Years Ended December 31, 2006, 2005 and 2004
          Net Interest Income
          Net interest income, our chief source of revenue, is a function of the yields received on interest-earning assets and the rates paid on interest-bearing liabilities. Interest-earning assets include interest bearing deposits in banks, loans and investments, while interest-bearing liabilities are comprised of deposits and other borrowed funds.
          Changes in net interest income from period to period reflect both the increases or the decreases in average interest-earning assets and average interest-bearing liabilities, as well as the increases or decreases in the interest rate spread. The level of mismatch in the maturity and repricing characteristics of our interest-earning assets and our interest-bearing liabilities has a direct effect on the interest rate spread.
          Average interest-earning assets for 2006 increased $61 million. The yield on these assets increased to 7.86% in 2006 from 6.69% in 2005. The largest dollar impact to net interest income in 2006 was the growth in the loan portfolio. Average loans during 2006 increased 24% over the average balance for 2005. Increases in interest income on loans largely due to this strong growth and rising interest rates were $7.5 million. In addition, during the first six months of 2006, the Federal Reserve raised the discount rate causing increases in the prime rate four times, from 7.25% to a rate of 8.25% in June 2006, where it remained through year-end. The average yield on the loan portfolio in 2006 was 8.62%, which included loan fees, compared to 7.40% last year. Interest income from the investment portfolio increased $553,000 in 2006 compared to the prior year largely due to additional purchases during the year for a higher average total of securities. The yield on investment securities in 2006 was 4.57% compared to 4.23% in 2005.
          With growth in the loan portfolio being largely funded with growth in time deposits and with the rising rate environment early in the year, interest expense increased as well. Average time deposits increased $44 million, or

28%, in 2006 compared to 2005, resulting in an increase to interest expense of $4 million. Brokered deposits made up 20% of total time deposits at December 31, 2006. With prime rate remaining stable through the second half of 2006, maturing time deposits issued at lower rates in 2005 and early 2006 renewed at higher rates. This caused some pressure on our interest rate margin in fourth quarter which we expect will continue through first quarter 2007. Total interest expense increased $5 million in 2006 over 2005.
          Net interest income increased $3.2 million in 2006, compared to a $2.5 million increase in 2005, for a 28% increase compared to the prior year. The growth in interest-earning assets in a general rising rate environment in 2006 was funded by a growth in interest-bearing liabilities. However, while the yield on interest-earning assets increased 117 basis points during the year, the cost of interest-bearing liabilities increased by only 94 basis points, resulting in an increase in the net interest margin. The net interest margin was 4.19% in 2006 and 3.98% in 2005.
          Overall, average interest-earning assets for 2005 increased $62 million compared to 2004. The yield on these assets increased to 6.69% in 2005 from 6.05% in 2004. Loan growth was the primary contributor to the increase in net interest income in 2005. Average loans during 2005 increased 40% over the average balance for 2004. This significant increase in loan volume created an increase in interest income on loans of $5.4 million. In addition, over the course of 2005, the prime rate rose eight times, from 5.25% in January 2005 to 7.25% in December 2005. Interest income from the investment portfolio decreased due to the decrease in average volume in 2005 over 2004 by 5%, resulting in a reduction to interest income of $24,000. The yield on investment securities in 2005 was 4.23% compared to 4.07% in 2004.
          Offsetting some of the increase in interest income in 2005 was an increase in interest expense. This was due primarily to the growth in average time deposits of $47 million. Interest-bearing demand and savings deposits, likewise, increased in average volume during 2005 by $819,000, resulting in an increase in interest expense of $256,000 in 2005 compared to 2004.
          The net interest margin increased to 3.98% in 2005 compared to 3.97% in 2004, as the yield on interest-earning assets increased 64 basis points during the same period while the cost of interest-bearing liabilities increased 77 basis points.
          Provision for Loan Losses
          The provision for loan losses was $2.9 million in 2006, an increase of $1.5 million, or 103%, over the provision recorded in 2005. The increase was due primarily to the additional reserves required on two large relationships which were subsequently charged off.
          Based upon our evaluation of the loan portfolio, we believe the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, past experience, underlying collateral values and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2006, we had $406,000 in non-accrual loans as compared to $2,539,000 as of December 31, 2005. The reduction is attributed to the sale and partial charge-off of one large relationship totaling $1,400,000. During 2006, the Bank identified and worked through three large loan relationships which required additional provisions to the reserve and subsequent charge-off. The Bank believes that it is adequately secured on the remaining non-accrual loans and that adequate specific reserves have been allocated to cover any potential losses in the event of foreclosure. The allowance for loan losses as a percentage of total loans as of December 31, 2006 and 2005 was 1.04% and 1.18%, respectively. Actual loan charge-offs were $2,947,000 during 2006, as compared to $457,000 during 2005.
          It is our opinion that the current allowance for loan losses of $3 million is adequate to absorb known risks in the loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions, or other circumstances will not result in increased losses in our loan portfolio.

Noninterest Income
     The following table presents the principal components of noninterest income for the years ended December 31, 2006, 2005, and 2004.

(Dollars in Thousands)	2006	2005	2004

Income from bank-owned life insurance	$195	32	$—
Proceeds from life insurance policy	495	—	—
Service charge income	832	616	461
Gain on sale of securities	40	106	85
Other	88	42	67

Noninterest income	$1,650	$796	$613

     Noninterest income consists of service charges on deposit accounts and other miscellaneous service charges, fees, and income. Total noninterest income increased 107% in 2006 to $1.6 million compared to the prior year. The primary reason for the increase was income derived from bank owned life insurance totaling $690,000. Of this, $495,000 was proceeds from the death of an executive officer in April 2006. Bank owned life insurance was purchased November 2005 to offset current and future employee benefit costs. While minor in dollars, various service charges on customer accounts, including overdraft fees, ATM fees, wire transfer fees, and service charge income, combined, increased 35% in 2006 over the same period in 2005.
     Total noninterest income increased 30% during 2005 to $796,000 compared to 2004. The increase was primarily due to an increase in service charge income of $155,000 which is directly related to growth. Additionally, there was a slight increase in gain on sale of securities available-for-sale of $21,000 and a $32,000 increase in income derived from bank owned life insurance. This increase was partially offset by a decrease in other income of $25,000.

Noninterest Expense
     The following table presents the principal components of noninterest expenses for the years ended December 31, 2006, 2005, and 2004.

(Dollars in Thousands)	2006	2005	2004

Salaries and employee benefits	$5,608	$4,479	$3,426
Net occupancy and equipment	1,669	1,247	814
Attorney’s fees	103	137	101
Data processing	414	305	249
Directors’ fees	154	153	129
Accounting and audit fees	140	165	105
Marketing and community relations	244	189	138
Supplies/printing	152	145	124
Telephone	112	80	56
Dues and memberships	40	40	24
Other	1,423	1,163	880

Noninterest expense	$10,059	$8,103	$6,046

     Noninterest expenses increased 24% to $10 million in 2006 from $8.1 million in 2005. Salaries and employee benefits increased $1.1 million. Total full-time equivalent employees increased during the current year to 96 from 82 at December 31, 2005. The majority of the additions to staff were placed as additional support in the branch and operations areas of the bank.
     Net occupancy and equipment expenses increased 34% to $1.7 million in 2006, primarily due to branch expansion and leasehold improvements on the West Fayetteville and operations locations.
     Data processing fees increased $109,000, or 36% compared to 2005. This increase was attributed to the opening of our West Fayetteville and operations center and the overall growth of the bank. Telephone expense increased $32,000, or 40% compared to 2005. This increase is mainly due to the overall growth and branch expansion in 2006. Slight decreases were realized in both the accounting and audit and attorney’s fees during 2006. The decrease in accounting and audit fees was due to the initial phase-in of SOX 404 in 2005 and the subsequent delay of implementation which decreased these fees for 2006. Attorney’s fees decreased due to a reduced level of problem loans that needed legal attention in 2006.
     Noninterest expenses increased 34% to $8.1 million in 2005 from $6 million in 2004, largely a reflection of the general growth of the organization in 2005. Salaries and employee benefits increased $1 million. Total full-time equivalent employees increased during the current year to 82 from 72 at December 31, 2004. This increase in the number of employees was the primary reason for the increase in salaries and benefits.
     Net occupancy and equipment expenses increased 53% to $1.2 million in 2005 compared to 2004, primarily due to the opening of one new branch in 2005 and incurring an entire year of expenses on three branches and one loan production office that opened in the latter half of 2004.
     Other noninterest expenses, such as data processing and accounting and audit fees were also higher in 2005 compared to the previous year as a result of the Bank’s growth during the past year.

Income Tax
     We reported income tax expense of $778,000, $815,000, and $761,000 for 2006, 2005, and 2004, respectively. The effective tax rate for 2006, 2005, and 2004 was 23.77%, 30.40%, and 31.18%, respectively. The significant decrease in the effective tax rate for 2006 was due to the death of a senior officer and the payout of bank owned life insurance, which is non-taxable income. There were no loss carryforwards or valuation allowances in 2006, 2005, or 2004.
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
     Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the board of directors on a quarterly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.
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
     Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates, and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.
     As of December 31, 2006, our cumulative one year interest rate-sensitivity gap ratio was .97. Our targeted ratio is 0.80 to 1.20 in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.
     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

		After	After
		Three	One
		Months	Year
		but	but
	Within	Within	Within	After
	Three	One	Five	Five
	Months	Year	Years	Years	Total

Interest-earning assets
Federal funds sold	13,747	—	—		13,747
Interest bearing deposits	741				741
Securities	1,053	—	12,437	44,549	58,039
Loans	200,526	22,402	64,696	6,030	293,654

	216,067	22,402	77,133	50,579	366,181

Interest-bearing liabilities:
Interest-bearing demand deposits	51,916	—	—	—	51,916
Savings	2,504	—	—	—	2,504
Time Deposits	55,488	114,012	31,036	—	200,536
Federal funds purchased	—	—	—	—	—
Securities sold under repurchase agreements	12,914	—	—	—	12,914
Other Borrowings	—	10,000	17,500	17,000	44,500

	122,822	124,012	48,536	17,000	312,370

Interest rate sensitivity gap	93,245	(101,610)	28,597	33,579	53,811

Cumulative interest rate sensitivity gap	93,245	(8,365)	20,232	53,811

Interest rate sensitivity gap ratio	1.76	0.18	1.59	2.98

Cumulative interest rate sensitivity gap ratio	1.76	0.97	1.07	1.17
Selected Financial Information and Statistical Data
     The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of our assets, liabilities and stockholders’ equity; the interest rates we experience; our investment portfolio; our loan portfolio, including types of loans, maturities and sensitivities of loans to changes in interest rates and information on non-performing loans; summary of the loan loss experience and reserves for loan losses; types of deposits and the return on equity and assets.

Average balances, interest income, and interest expense
     The following table contains condensed average balance sheets (using daily average balances) for the years indicated. In addition the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the related average interest rates, net interest spread and net yield on average interest earning assets are included.
Analysis of Net Interest Income
for the Years Ended December 31, 2006, 2005, and 2004

	2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Deposits in banks	$1,030	$59	5.73%	$935	$33	3.58%	$1,125	$18	1.60%
Taxable investment securities	45,928	2,206	4.80%	39,439	1,726	4.38%	44,231	1,827	4.13%
Nontaxable investment
securities	13,978	530	3.79%	12,123	456	3.76%	9,909	379	3.82%
Securities valuation account	(1,579)	—		(816)	—		(656)	—
Federal funds sold	8,965	429	4.79%	9,996	313	3.13%	8,682	130	1.50%
Loans (1)	279,457	24,099	8.62%	225,007	16,648	7.40%	160,948	11,216	6.97%
Allowance for loan losses	(3,472)	—		(2,441)	—		(1,810)	—
Cash and due from banks	5,551	—		5,018	—		4,591	—
Other assets	18,922	—		11,960	—		8,450	—

Total Assets	$368,780	—		$301,221	—		$235,470	—

Total interest-earning assets	$347,779	27,323	7.86%	$286,684	19,176	6.69%	$224,239	13,570	6.05%

Liabilities:
Noninterest-bearing demand	$33,259	—		$27,637	—		$21,427	—
Interest bearing demand and savings	56,120	1,493	2.66%	54,810	992	1.81%	53,991	736	1.36%
Time	200,159	8,852	4.42%	156,146	5,313	3.40%	108,849	3,114	2.86%

Total deposits	289,538			238,593			184,267
Other borrowings (4)	53,586	2,418	4.51%	40,306	1,467	3.64%	30,885	815	2.64%
Other liabilities	1,559	—		1,029	—		689	—
Stockholders’ equity	24,097	—		21,293	—		19,629	—

Total liabilities and stockholders’ equity	$368,780			$301,221			$235,470

Total interest-bearing liabilities	$309,865	12,763	4.12%	$251,262	7,772	3.18%	$193,725	4,665	2.41%

Net interest income		$14,560			$11,404			$8,905

Net interest margin (2)			4.19%			3.98%			3.97%

Net interest spread (3)			3.74%			3.51%			3.64%

(1)	Interest income from loans includes total fee income of approximately $1,471,000, $1,386,000, and $1,170,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The average balance of non-accrual loans included in average loans was $3,055,000, $1,720,000, and $1,760,000 in 2006, 2005 and 2004, respectively.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(4)	Other borrowings include subordinated debentures issued by the Company in 2004 and 2006.

Rate and Volume Analysis
     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
•	change in rate (change in rate multiplied by old volume); and

•	change in volume (change in volume multiplied by old rate);

•	a combination of change in rate and change in volume.
The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

	Year Ended December 31,			Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Changes Due To:			Changes Due To:
(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in:
Income from interest-earning assets:
Loans	$4,432	$3,019	$7,451	$4,703	$729	$5,432
Investment securities	373	181	554	(124)	100	(24)
Federal funds sold	(35)	151	116	23	160	183
Deposits with other banks	3	23	26	(3)	18	15

Total interest income	4,773	3,374	8,147	4,599	1,007	5,606

Expense from interest-bearing liabilities:
Interest-bearing demand and savings	25	476	501	11	245	256
Time deposits	1,714	1,825	3,539	1,533	666	2,199
Other borrowings	470	201	671	183	143	326
Federal Home Loan Bank advances	152	128	280	126	200	326

Total interest expense	2,361	2,630	4,991	1,853	1,254	3,107

Net interest income	$2,412	$744	$3,156	$2,746	$(247)	$2,499

Investment Portfolio
     Types of Investments
     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
(Dollars in Thousands)	2006	2005	2004
Mortgage-backed securities	$16,489	$15,648	$16,143
U.S. Government Sponsored Agencies	23,564	23,455	21,822
State an municipal securities	13,445	12,548	11,149
Corporate bonds	1,871	1,740	1,502

	$55,369	$53,391	$50,616

     The mortgage-backed securities consist of government agency mortgage pool securities with stated maturities up to thirty years. However, the portfolio balance reduces monthly as the underlying mortgages are paid down. Most will have an effective life that is much shorter than the stated maturity of the security. Although the exact maturity date is uncertain, the portfolio is predicted to have an effective maturity of less than five years.
     Maturities
     The amounts of available for sale securities, including the weighted average yield in each category are shown in the following table according to contractual maturity classifications one through five years, after five through ten years and after ten years. There were no investment securities classified as held to maturity in 2006, 2005, or 2004.

	December 31,
	2006			2005		2004
			Year-end
			Weighted
	Amortized	Fair	Avg.	Amortized	Fair	Amortized	Fair
(Dollars in Thousands)	Cost	Value	Yield(1)	Cost	Value	Cost	Value

Mortgage-backed securities
Over one year through five years	$3,575	$3,474	3.87%	$2,527	$2,405	$327	$327
Over five years through ten years	6,319	6,106	3.64	7,537	7,254	10,060	9,860
Over ten years	7,064	6,909	4.55	6,237	5,989	6,102	5,956
State and municipal securities
One year or less	$—	$—	—%	$190	$189	$—	$—
Over one year through five years	830	$835	2.83	849	$852	511	$515
Over five years through ten years	4,887	4,838	3.48	1,635	1,573	1,253	1,232
Over ten years	7,734	7,771	4.11	10,090	9,934	9,321	9,402
Corporate bonds
Over five years through ten years	$1,000	$987	6.75%	$1,000	$1,014	$1,000	$1,028
Over ten years	880	884	7.97	726	726	474	474
U.S. Government Sponsored Agencies
One year or less	$498	$498	5.03%	$—	$—	$—	$—
Over one year through five years	4,488	4,353	3.57	4,482	4,323	3,483	3,452
Over five years through ten years	2,499	2,465	5.41	2,500	2,481	2,495	2,485
Over ten years	16,464	16,249	5.75	16,997	16,651	15,997	15,885

	$56,238	$55,369	4.64%	$54,770	$53,391	$51,023	$50,616

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

Loan Portfolio
     Types of Loans
     The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

	December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$19,569	7%	$23,928	9%	$24,753	13%	$19,234	15%	$11,332	12%
Real estate-construction	168,720	58	134,997	53	56,787	31	34,848	28	27,859	31
Real estate-mortgage	101,169	34	90,640	36	101,151	54	66,884	53	48,522	53
Consumer installment and other	4,195	1	4,824	2	4,409	2	4,455	4	3,334	4

	293,653	100%	254,389	100%	187,100	100%	125,421	100%	91,047	100%
Less:
Allowance for loan losses	(3,051)		(3,001)		(2,016)		(1,419)		(1,141)
Deferred loan fees	(430)		(435)		(363)		(220)		(125)

Net loans	$290,172		$250,953		$184,721		$123,782		$89,781

     Maturities and Sensitivities of Loans to Changes in Interest Rates
     Total loans as of December 31, 2006 and 2005 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years and after five years.

	December 31,
(Dollars in Thousands)	2006	2005

Commercial
One year or less	$8,343	$12,979
After one through five years	8,779	9,549
After five years	2,447	1,400

	19,569	23,928

Real Estate — Construction
One year or less	158,998	123,590
After one through five years	9,344	9,872
After five years	378	1,535

	168,720	134,997

Other
One year or less	53,233	45,916
After one through five years	49,816	45,883
After five years	2,315	3,665

	105,364	95,464

	$293,653	$254,389

The following table summarizes loans as of December 31, 2006 and 2005 with the due dates after one year that have predetermined and floating or adjustable interest rates.

	December 31,
(Dollars in Thousands)	2006	2005

Predetermined interest rates	$58,672	$63,299
Floating or adjustable interest rates	14,407	8,605

	$73,079	$71,904

     Risk Elements
     Information with respect to non-accrual, past due and restructured loans as of December 31, 2006, 2005, 2004, 2003 and 2002 is as follows:

(Dollars in Thousands)	December 31,
	2006	2005	2004	2003	2002

Non-accrual loans	$406	$2,539	$4,812	$444	$341
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	1,267	0	26	67	22
Restructured loans	0	0	0	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0	0	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	102	49	116	14	3
Interest income that was recorded on non-accrual and restructured loans	103	193	0	0	0

As of December 31, 2006, the Bank had $406,000 in non-accrual loans as compared to $2,539,000 as of December 31, 2005. The reduction is attributed to the sale and partial charge-off of one large loan relationship totaling $1,400,000. The Bank believes that adequate specific reserves have been allocated to cover any potential losses in the loans.
     It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. A non-accrual status is applied when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected, and the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection.
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

	Year Ended December 31,
(Dollars in Thousands)	2006	2005	2004	2003	2002
Average amount of loans outstanding	$279,457	$225,007	$160,948	$102,648	$78,551

Balance of allowance for loan losses at beginning of year	$3,001	$2,016	$1,419	$1,141	$804

Loans charged off:
Consumer	(61)	(88)	(33)	(142)	(21)
Real estate	(705)	(175)	(232)	—	—
Commercial	(2,181)	(194)	(169)	—	(1)

	(2,947)	(457)	(434)	(142)	(22)

Loans recovered:	120	26	—	—	—

Net charge-offs	(2,827)	(431)	(434)	(142)	(22)

Additions to allowance charged to operating expense during year	2,877	1,416	1,031	420	359

Balance of allowance for loan losses at end of year	$3,051	$3,001	$2,016	$1,419	$1141

Ratio of net loans charged off during the year to average loans outstanding	1.01%	0.19%	0.27%	0.14%	0.03%

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
     The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing the loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.
     All of our loans are assigned individual loan grades when underwritten. The Bank has established minimum general reserves based on the asset quality grade of the loan. These reserves are regularly reviewed by the FDIC and the State of Georgia Department of Banking and Finance. General reserve factors applied to each rating grade are based upon management’s experience and common industry and regulatory guidelines.
     As of December 31, 2006, 2005, 2004, 2003 and 2002, we made no formal allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2002
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
(Dollars in thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Commercial	$545	6.66%	$2,229	9.41%	$1,452	13.23%	$1,009	15.34%	$733	12.45%
Real estate-construction	1,424	57.46	396	53.06	263	30.35	131	27.78	82	30.60
Real estate-mortgage	468	34.45	—	35.63	—	54.06	—	53.33	—	53.29
Consumer installment loans	122	1.43	130	1.90	117	2.36	138	3.55	176	3.66
Other unallocated	492	—	246	—	184	—	141	—	150	—
	$3,051	100.00	$3,001	100.00	$2,016	100.00	$1,419	100.00	$1,141	100.00

Deposits
     Average amount of deposits (determined using daily average balances) and average rates paid thereon, classified as to non-interest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits is presented below.

	Year Ended December 31,
	2006		2005		2004
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest-bearing demand deposits	$33,259	—%	$27,637	—%	$21,427	—%
Interest-bearing demand and savings deposits	56,120	2.66	54,810	1.81	53,991	1.36
Time deposits	200,159	4.42	156,146	3.40	108,849	2.86

Total	$289,538		$238,593		$184,267

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months and over twelve months.

(Dollars in Thousands)	December 31, 2006

Three months or less	$27,552
Over three through six months	24,077
Over six through twelve months	35,452
Over twelve months	18,432

Total	$105,513

     The Bank had approximately $87 million in jumbo CD’s maturing in one year or less at December 31, 2006. We believe the large percentage, 53%, of jumbo CD’s in relation to total CD’s is attributable to our affluent customer base. It is our experience that a large portion of these deposits are retained by the Bank as they mature because our deposit interest rates are comparable to other rates in our market.
     The Bank also obtains brokered funds in order to supplement retail deposits for funding loan growth during the year. The rates paid on these funds, including fees, were comparable to or slightly lower than retail time deposits issued at the same time. The total in brokered funds was $39,607,000 and $36,110,000 at December 31, 2006 and 2005, respectively.

     Return on Assets and Stockholders’ Equity
     The following rate of return information for the years indicated is presented below.

	Year Ended December 31,
	2006	2005	2004

Return on assets (1)	.68%	.62%	.71%
Return on equity (2)	10.36	8.77	8.56
Dividend payout ratio (3)	n/a	n/a	n/a
Equity to assets ratio (4)	6.53	7.07	8.34

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average common equity divided by average total assets
Contract Maturities Disclosure
     The following table reflects a summary of the Company’s commitments to extend credit, commitments under contractual leases, as well as the Company’s contractual obligations, consisting of deposits, FHLB Advances and borrowed funds, as of December 31, 2006 by contractual maturity date.

		Less
		than			More
		One	1-3	3-5	than five
(Dollars in Thousands)	Total	year	years	years	years
Demand and Savings	$94,361	$94,361	$—	$—	$—
Time Deposits	200,536	169,500	27,430	3,606	—
FHLB Advances	44,500	10,000	17,500	—	17,000
Securities sold under repurchase agreements	12,914	12,914	—	—	—
Long-term debentures	10,929	—	—	—	10,929
Commitments to customers under lines of credit	66,050	66,050	—	—	—
Commitments under lease agreements	1,142	359	560	223	—

	$430,432	$353,184	$45,490	$3,829	$27,929
Off-Balance Sheet Arrangements
     Our only material off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit issued in the ordinary course of business. For a complete description of these obligations please refer to footnote number 14 to our financial statements included herein.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods. The Company’s primary market risk exposure is currently the interest rate risk inherent in its lending and deposit taking activities. The structure of the Company’s loan and deposit portfolios is such that a significant decline in the prime rate may adversely impact net market values and interest income. The Company manages its interest rate risk through the use of various tools, including managing the composition and size of the investment portfolio so as to reduce the interest rate risk in the deposit and loan portfolios, at the same time maximizing the yield generated by the portfolio.
     The table below presents the contractual balances and the estimated fair value of the Company’s financial instruments at their expected maturity dates as of December 31, 2006. The expected maturity categories for investment securities take into consideration historical prepayment experience, as well as Management’s expectations based on the interest rate environment as of December 31, 2006. For core deposits without contractual maturity (i.e., interest-bearing checking, savings, and money market accounts), the table presents principal cash flows based on Management’s judgment concerning their most likely runoff or repricing behaviors. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2006.

	Expected Maturity Date
(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Assets
Investment Securities Fixed rate	$498	$2,495	$2,007 $	2,885	$1,506	$44,734	$54,125	$53,306
Average interest rate	2.38%	3.40%	4.17%	4.03%	5.00%	4.99%	4.82%
Variable rate	2,670	—	—	—	—	2,113	4,783	4,733
Average interest rate	5.90%	—%	—%	—%	—%	5.71%	5.81%
Loans
Fixed rate	40,617	23,585	22,646	2,380	1,678	2,250	93,156	88,614
Average interest rate	8.46%	7.16%	7.87%	7.47%	8.16%	6.32%	7.91%
Variable rate	185,661	5,929	8,418	60	—	—	200,068	200,068
Average interest rate	9.02%	7.54%	8.73%	7.25%	—	—	8.96%
Interest-bearing deposits with other banks Variable rate	741	—	—	—	—	—	741	741
Average interest rate	5.73%	—	—	—	—	—	5.73%
Liabilities
Interest-bearing deposits and savings Variable rate	54,420	—	—	—	—	—	54,420	54,420
Average interest rate	2.66%	—	—	—	—	—	2.66%
Time deposits	169,500	22,793	4,637	2,414	1,192	—	200,536	200,439
Average interest rate	4.90%	4.78%	4.30%	4.56%	5.33%	—	4.88%
Fixed rate short-term borrowings	10,000	10,000	—	—	—	17,000	37,000	35,568
Average interest rate	5.06%	4.44%	—	—	—	3.71%	4.31%
Variable rate short-term borrowings	12,914	7,500	—	—	—	—	20,414	20,414
Average interest rate	4.29%	5.34%	—	—	—	—	4.40%
Variable rate long-term borrowings	—	—	—	—	—	10,929	10,929	10,929
Average interest rate	—	—	—	—	—	7.68%	7.68%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
     The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Registered Public Accounting Firm thereon, are included as exhibit 13 to this report on 10-K and incorporated into this Item 8 by reference.
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets as of December 31, 2006 and 2005
     Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
     Consolidated Statements of Comprehensive Income
for the years ended December 31, 2006, 2005 and 2004
     Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2006, 2005 and 2004
     Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005 and 2004
     Notes to Consolidated Financial Statements
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     We have not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company’s principal executive and principal financial officers believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15(d)-15(e), are effective. This conclusion was based on an evaluation of these controls and procedures as of the end of the fourth quarter of 2006. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     We have adopted a code of ethics applicable to all of our officers and employees, which was last revised in November, 2004. The revised code of ethics satisfies the criteria set forth in Item 406(b) of the SEC’s Regulation S-K. We believe that it promotes ethical conduct and prevents conflicts of interest. If we make an amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) to Item 406 of the SEC’s Regulation S-K we will post such information on our website. We will provide to any person, without charge, a copy of such code of ethics upon request. Requests should be sent to Southern Community Bancshares, 525 North Jeff Davis Drive, Fayetteville, Georgia, 30214, Attention: Corporate Secretary.
     Additional information regarding the Company’s directors and executive officers is incorporated by reference to the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated by reference to the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting.
ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following chart sets forth certain information relating to the Company’s equity compensation plans, as of December 31, 2006.

Equity Compensation Plan Table
	(a)	(b)	(c)
		Weighted-	Number of securities
		average exercise	remaining available for
	Number of securities	price of	future issuance under
	to be issued upon	outstanding	equity compensation
	exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
Plan category	warrants and rights	rights	column (a))

Equity compensation plans approved by security holders	208,570	$7.30	28,167
Equity compensation plans not approved by security holders	—	—	—

Total	208,570	$7.30	28,167

     Additional disclosure is incorporated by reference to the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Incorporated by reference to the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated by reference to the Definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following exhibits, which include all financial statements filed as a part of this report, are filed as a part of or incorporated by reference in this report:

Exhibit
Number	Description
3.1	Articles of incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Form SB-2 filed by the Registrant on April 12, 2002)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Form SB-2 filed by the Registrant on April 12, 2002)

10.1	2001 Incentive Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*

10.2	Employment Agreement between Gary D. McGaha and Southern Community Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*

10.3	Employment Agreement between Fred L. Faulkner and Southern Community Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*

13	Consolidated Financial Statements of Southern Community Bancshares, Inc.

21	Subsidiaries of the Registrant

23	Consent of Mauldin & Jenkins, LLC

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.
(Registrant)

By:	/s/ Gary D. McGaha

Gary D. McGaha
President and Chief
Executive Officer
Date: March 30, 2007
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gary D. McGaha	Date: March 30, 2007
Gary D. McGaha, President, Chief Executive Officer and Director [Principal Executive Officer]

/s/ Leslye L. Grindle	Date: March 30, 2007
Leslye L. Grindle, Senior Vice-President Chief Financial Officer [Principal Financial Officer and Principal Accounting Officer]

/s/James S. Cameron	Date: March 30, 2007
James S. Cameron, Director

/s/George R. Davis, Sr. George R. Davis, Sr. , Director	Date: March 30, 2007

/s/ Robert B. Dixon, Jr. Robert B. Dixon, Jr. , Director	Date: March 30, 2007

/s/ Richard J. Dumas	Date: March 30, 2007

Richard J. Dumas, Director

/s/ William Wayne Leslie	Date: March 30, 2007

William Wayne Leslie, Director

/s/ Thomas D. Reese	Date: March 30, 2007

Thomas D. Reese, Director

William M. Strain, Director

Jackie L. Mask, Director