Form 10-Q
period 2007-03-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2007-05-15
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50252
SOUTHERN COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58 - 2639705

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
525 North Jeff Davis Drive, Fayetteville, Georgia 30214
(Address of principal executive office)
(770) 461-4365
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of April 12, 2007: 2,592,894; no par value

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

PART I. Financial Information
ITEM 1. Consolidated Financial Statements
SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
as of March 31, 2007 and December 31, 2006

	March 31, 2007
	(Unaudited)	December 31, 2006
Assets

Cash and due from banks	$7,477,528	$5,029,384
Interest bearing deposits in banks	984,463	741,012
Federal funds sold	11,257,000	13,747,000
Securities available for sale, at fair value	54,683,255	55,368,977
Restricted equity securities, at cost	2,922,000	2,669,900

Loans	304,735,541	293,223,692
Less allowance for loan losses	3,412,550	3,051,229

Loans, net	301,322,991	290,172,463

Premises and equipment	9,323,375	9,372,877
Other assets	9,184,736	9,232,642

Total assets	$397,155,348	$386,334,255

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$35,026,169	$36,833,998
Interest-bearing	262,562,323	254,955,724

Total deposits	297,588,492	291,789,722

Federal Home Loan Bank advances	49,500,000	44,500,000
Securities sold under repurchase agreements	12,433,319	12,913,674
Subordinated debentures	10,929,000	10,929,000
Other liabilities	1,583,636	1,753,246

Total liabilities	372,034,447	361,885,642

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 2,592,894 shares issued and outstanding	16,177,740	16,171,236
Retained earnings	9,323,929	8,816,424
Accumulated other comprehensive loss	(380,768)	(539,047)

Total shareholders’ equity	25,120,901	24,448,613

Total liabilities and shareholders’ equity	$397,155,348	$386,334,255

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest income
Loans, including fees	$6,552,410	$5,228,136
Taxable securities	526,696	488,603
Nontaxable securities	136,270	119,752
Federal funds sold	65,341	183,237
Interest bearing deposits in banks	8,895	4,673

Total interest income	7,289,612	6,024,401

Interest expense
Deposits	2,871,855	2,234,141
Other borrowings	876,355	465,838

Total interest expense	3,748,210	2,699,979

Net interest income	3,541,402	3,324,422
Provision for loan losses	373,000	365,000

Net interest income after provision for loan losses	3,168,402	2,959,422

Other income
Service charges on deposit accounts	227,210	172,102
Other operating income	56,642	64,152

Total other income	283,852	236,254

Other expenses
Salaries and employee benefits	1,605,459	1,292,011
Equipment and occupancy expenses	449,615	419,526
Other operating expenses	688,707	664,057

Total other expenses	2,743,781	2,375,594

Net income before income taxes	708,473	820,082
Income tax expense	200,968	252,990

Net income	$507,505	$567,092

Basic earnings per share	$0.20	$0.22

Diluted earnings per share	$0.19	$0.21

Dividends declared per share	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net income	$507,505	$567,092

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale arising during period, net of tax	158,279	(43,925)

Other comprehensive income (loss)	158,279	(43,925)

Comprehensive income	$665,784	$523,167

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$507,505	$567,092
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	184,116	168,789
Provision for loan losses	373,000	365,000
Increase in interest receivable	(129,084)	(92,909)
Decrease in interest payable	(77,592)	(34,111)
Stock-based compensation expense	6,504	15,113
Increase in cash surrender value of life insurance	(48,485)	(48,821)
Net other operating activities	36,447	(245,373)

Net cash provided by operating activities	852,411	694,780

INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits in banks	(243,451)	266,108
Purchase of securities available for sale	(699,340)	(1,104,418)
Proceeds from maturities of securities available for sale	1,640,351	659,095
Purchase of restricted equity securities	(252,100)	(125,700)
Net decrease (increase) in federal funds sold	2,490,000	(26,506,000)
Net increase in loans	(11,523,528)	(9,341,540)
Net purchases of premises and equipment	(134,614)	(71,670)

Net cash used in investing activities	(8,722,682)	(36,224,125)

FINANCING ACTIVITIES
Net increase in deposits	5,798,770	40,936,536
Net increase in Federal Home Loan Bank advances	5,000,000	—
Net decrease in repurchase agreements	(480,355)	(2,598,200)

Net cash provided by financing activities	10,318,415	38,338,336

Net increase in cash and due from banks	2,448,144	2,808,991

Cash and due from banks at beginning of period	5,029,384	6,061,522

Cash and due from banks at end of period	$7,477,528	$8,870,513

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
The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 2. STOCK COMPENSATION PLANS
The Company has a stock option plan reserving 88,889 shares of capital stock for the granting of options to key employees. The Company also has a stock option plan reserving 160,000 shares of capital stock for the granting of options to directors. Option prices reflect the fair market value of the Company’s capital stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors. The Company granted 2,750 options during the three months ended March 31, 2007.
A summary of the activity for the three months ended March 31, 2007 is presented below:

	Three months ended
	March 31, 2007
			Weighted Average
		Weighted Average	Remaining
		Option Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(in years)	Value

Outstanding, beginning of period	208,570	$7.30
Granted during the period	2,750	22.00
Forfeited during the period	—	—
Exercised during the period	—	—

Outstanding, end of period	211,320	$7.49	4.93	$2,337,303

Number of shares exercisable	203,237	$6.97	4.75	$2,352,607

	Three months ended
	March 31, 2006
			Weighted Average
		Weighted Average	Remaining
		Option Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(in years)	Value

Outstanding, beginning of period	207,403	$6.94
Granted during the period	—	—
Forfeited during the period	—	—
Exercised during the period	—	—

Outstanding, end of period	207,403	$6.94	5.75	$2,346,161

Number of shares exercisable	201,723	$6.92	5.75	$2,284,396

The Company recognized compensation expense for employee stock options of $6,504 and $15,113 for the three months ended March 31, 2007 and 2006, respectively. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first quarter of 2007 and 2006. As of March 31, 2007, there was $55,137 of total unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over approximately 2 years.
The Company granted 2,750 and 0 options during the three months ended March 31, 2007 and 2006, respectively. 500 and 0 options vested during the three months ended March 31, 2007 and 2006, respectively. No options were exercised for the three months ended March 31, 2007 and 2006.

NOTE 3. EARNINGS PER CAPITAL SHARE
Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006

Net income	$507,505	$567,092

Weighted average capital shares outstanding	2,592,894	2,587,081
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	86,016	87,918

Total weighted average capital shares and capital stock equivalents outstanding	2,678,910	2,674,999

Diluted earnings per share	$0.19	$0.21

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

FINANCIAL CONDITION
Total assets increased $10.8 million from $386.3 million to $397.1 million, or 3% for the three months ended March 31, 2007. The increase in total assets in the first quarter of 2007 is less than the growth experienced during the same period in 2006. This growth continues to be funded primarily by increases in total deposits, which increased by $6 million. This increase in deposits was primarily funded by an increase in core deposits, which accounted for $5 million of the increase. The remaining $1 million was funded using the brokered CD market. These brokered CD’s include certificates of deposit outside our local market area and currently pay slightly lower rates than certificates of deposit in our market. These deposits are more likely to move if higher rates are available at maturity. Advances from the Federal Home Loan Bank increased by $5 million for the three months ended March 31, 2007. The net increase in total assets for the three months ended March 31, 2007 consisted primarily of an increase of $11.5 million in total loans; and an increase in cash and due from banks of $2.5 million. These increases were partially offset by a decrease in federal funds sold of $2.5 million and a decrease in securities available for sale of $700,000. The loan to deposit ratio at March 31, 2007 was 102.4%, compared to 100.5% at December 31, 2006.
Shareholders’ equity increased by $672,000 for the three months ended March 31, 2007. This net increase consists primarily of net income of $508,000 and a decrease in unrealized losses on securities of $158,000. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.
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
At March 31, 2007, the Bank’s liquidity ratio was 12.77%. The Bank has an available borrowing capacity to meet any unexpected liquidity needs. In addition, the Company has cash available that could be injected into the Bank to meet capital and liquidity needs.
REGULATORY CAPITAL REQUIREMENTS
Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2007, the Company and the Bank were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company (on a consolidated basis) and Bank at March 31, 2007 were as follows:

			Regulatory
			Minimum
	Company	Bank	Requirement

Leverage Capital Ratio	8.85%	8.50%	4.00%
Risk-Based Capital Ratios
Core Capital	9.80%	9.44%	4.00%
Total Capital	11.48%	10.43%	8.00%
We are not aware of any recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
RESULTS OF OPERATIONS
Net Interest Income. Net interest income increased by $217,000 for the three month period ended March 31, 2007 compared to the same period in 2006. The increase in net interest income is attributable to an increase in average earning assets of $41 million as compared to the same period in 2006. Loans increased during this period by $41.8 million, which generally provide greater yields to the Company. During this same period, Federal Home Loan Bank advances increased by $19.5 million, while total deposits decreased by $5 million. Of this deposit decrease, $1.6 million was in brokered certificates of deposit; $1.6 million in interest-bearing deposits and the remaining decrease of $1.8 million was in non-interest bearing deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the three months ended March 31, 2007 was approximately 8.83% as compared to 8.18% for the same period in 2006, or an increase of 65 basis points. The yield on total interest earning assets for the three months ended March 31, 2007 was 8.14% compared to 7.59% for the same period in 2006, or an increase of 55 basis points. The rate paid on interest bearing liabilities for the same period increased by 92 basis points to 4.70% from 3.78%. These increases in yields are directly related to the adjustment of interest rates during the first half of 2006.
Due to the increase in interest rates and increased volume of loans and deposits at their respective current yields, the net interest margin decreased to 3.95% for the first quarter of 2007 as compared to 4.19% for the first quarter of 2006.
Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a monthly basis and make provisions as necessary. A provision of $373,000 was made during the three month period ending March 31, 2007 compared to $365,000 for the same period in 2006. The allowance for loan loss as a percentage of total loans was 1.12% at March 31, 2007, 1.04% at December 31, 2006, and 1.16% at March 31, 2006. Management believes the allowance for loan loss at March 31, 2007 is adequate to meet any foreseeable losses in the loan portfolio.
At March 31, 2007 and 2006, nonaccrual, past due and restructured loans were as follows:

	March 31,	March 31,
	2007	2006
	(Dollars in thousands)

Total nonaccruing loans	$7,115	$2,097
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	59	665
Restructured loans	—	—
Nonaccrual loans and past due loans greater than 90 days and still accruing increased by $4.4 million compared to the same period in 2006. We do not anticipate any significant losses related to these loans due to adequate collateral values securing the majority of these loans.
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
Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)

Average amount of loans outstanding	$300,992	$259,293

Balance of allowance for loan losses at beginning of period	$3,052	$3,001
Loans charged off
Commercial and financial	(1)	(36)
Real estate	—	(276)
Installment	(21)	(10)

	(22)	(322)

Loans recovered
Commercial and financial	2	—
Real estate	—	—
Installment	8	8

	10	8

Net charge-offs	(12)	(314)

Additions to allowance charged to operating expense during period	373	365

Balance of allowance for loan losses at end of period	$3,413	$3,052

Ratio of net loans charged-off during the period to average loans outstanding	.004%	0.12%

Other Income. Other income increased by $48,000 for the three months ended March 31, 2007 compared to the same period in 2006. Deposit service charges increased $55,000 for the three months ended March 31, 2007 compared to the same period in 2006. This increase is directly related to fees collected for insufficient funds and overdraft privilege charges on deposit accounts. Other income decreased by $8,000 for the three months ended March 31, 2007 compared to the same period in 2006. Decreases in other operating income is specifically due to the loss taken on the sale of other assets during the three months ended March 31, 2007.
Other Expenses. Other expenses increased by $368,000 for the three months ended March 31, 2007 compared to the same period in 2006. The most significant increases in 2007 are increases of $313,000 in salaries and employee benefits and equipment and occupancy expenses of $30,000 for the three months ended March 31, 2007. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees. At March 31, 2007, the number of full-time equivalent employees was 96 compared to 83 at March 31, 2006. The increase in the number of full-time equivalent employees is directly related to the growth and the building of the

Company’s infrastructure to accommodate for current and future growth. Other operating expenses increased by $25,000 for the three months ended March 31, 2007. The most significant increases in the other operating expense category were consulting fees, which increased by $22,000. This increase is due to the contracting of a third-party consultant who was hired to evaluate employee salaries and recommend a salary scale which the Company would utilize going forward. The remaining net increase in the other operating expense category was minimal in amount.
Income Taxes. Income tax expense decreased by $52,000 for the three months ended March 31, 2007 as compared to the same period in 2006. The decrease in income tax expense for the three months ended March 31, 2007 is directly related to the decrease in income before taxes of $112,000 as compared to the same period in 2006. The effective tax rates for the first quarters of 2007 and 2006 were 28.37% and 30.85%, respectively.
Net Income. Net income decreased by $60,000 for the three months ended March 31, 2007 as compared to the same period in 2006. The primary reason for the decrease in net income for the three months ended March 31, 2007 as compared to the same period in 2006, is the increase in salaries and employee benefits due to the hiring of additional employees to build the infrastructure of the Company. The details of the items of income and expenses are described above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2007, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity from various changes in interest rates since December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors relating to the Company or its business during the three months ended March 31, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5. OTHER INFORMATION
None
Item 6. EXHIBITS
(a)	Exhibits
10.1	Change in Control Agreement with Leslye L. Grindle dated October 1, 2003

10.2	Change in Control Agreement with Tina Stroud dated July 18, 2006

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.
Date: May 14, 2007	/s/ Gary McGaha
Gary McGaha
President and CEO

Date May 14, 2007	/s/ Leslye Grindle
Leslye Grindle
Sr. Vice President and Chief Financial Officer