Form 10-Q
period 2007-06-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2007-08-14
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of August 6, 2007: 2,592,894; no par value

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

PART I. Financial Information
ITEM 1. Consolidated Financial Statements
SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
as of June 30, 2007 and December 31, 2006

	June 30, 2007
	(Unaudited)	December 31, 2006
Assets
Cash and due from banks	$8,794,955	$5,029,384
Interest bearing deposits in banks	1,346,571	741,012
Federal funds sold	9,054,000	13,747,000
Securities available for sale, at fair value	51,990,785	55,368,977
Restricted equity securities, at cost	3,282,000	2,669,900

Loans	309,482,940	293,223,692
Less allowance for loan losses	3,858,068	3,051,229

Loans, net	305,624,872	290,172,463

Premises and equipment	9,316,032	9,372,877
Other assets	9,419,214	9,232,642

Total assets	$398,828,429	$386,334,255

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$36,528,246	$36,833,998
Interest-bearing	249,960,044	254,955,724

Total deposits	286,488,290	291,789,722

Federal Home Loan Bank advances	57,500,000	44,500,000
Securities sold under repurchase agreements	17,284,538	12,913,674
Subordinated debentures	10,929,000	10,929,000
Other liabilities	1,823,435	1,753,246

Total liabilities	374,025,263	361,885,642

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 2,592,894 shares issued and outstanding	16,184,346	16,171,236
Retained earnings	9,722,072	8,816,424
Accumulated other comprehensive loss	(1,103,252)	(539,047)

Total shareholders’ equity	24,803,166	24,448,613

Total liabilities and shareholders’ equity	$398,828,429	$386,334,255

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$6,738,793	$5,913,976	$13,291,203	$11,142,112
Taxable securities	513,525	561,940	1,040,221	1,050,543
Nontaxable securities	135,208	134,523	271,478	254,275
Federal funds sold	84,045	103,418	149,386	286,655
Interest bearing deposits in banks	27,238	15,298	36,133	19,971

Total interest income	7,498,809	6,729,155	14,788,421	12,753,556

Interest expense
Deposits	2,939,824	2,411,830	5,811,679	4,645,971
Other borrowings	966,652	534,405	1,843,007	1,000,243

Total interest expense	3,906,476	2,946,235	7,654,686	5,646,214

Net interest income	3,592,333	3,782,920	7,133,735	7,107,342
Provision for loan losses	618,942	679,000	991,942	1,044,000

Net interest income after provision for loan losses	2,973,391	3,103,920	6,141,793	6,063,342

Other income
Service charges on deposit accounts	265,263	214,549	492,473	386,651
Proceeds from life insurance policy	—	212,053	—	212,053
Other operating income	91,223	72,400	147,865	136,552

Total other income	356,486	499,002	640,338	735,256

Other expenses
Salaries and employee benefits	1,465,430	1,351,356	3,070,889	2,643,367
Equipment and occupancy expenses	465,061	419,012	914,676	838,538
Other operating expenses	866,067	637,168	1,554,774	1,301,225

Total other expenses	2,796,558	2,407,536	5,540,339	4,783,130

Net income before income taxes	533,319	1,195,386	1,241,792	2,015,468
Income tax expense	135,176	308,496	336,144	561,486

Net income	$398,143	$886,890	$905,648	$1,453,982

Basic earnings per share	$0.15	$0.34	$0.35	$0.56

Diluted earnings per share	$0.15	$0.33	$0.34	$0.54

Dividends declared per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$398,143	$886,890	$905,648	$1,453,982

Other comprehensive loss:

Unrealized holding losses on securities available-for-sale arising during period, net of tax	(722,484)	(352,121)	(564,205)	(396,046)

Other comprehensive loss	(722,484)	(352,121)	(564,205)	(396,046)

Comprehensive income (loss)	$(324,341)	$534,769	$341,443	$1,057,936

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$905,648	$1,453,982
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	372,049	341,021
Provision for loan losses	991,942	1,044,000
Decrease (increase) in interest receivable	203,375	(55,683)
Increase (decrease) in interest payable	179,589	(22,424)
Increase in cash surrender value of life insurance	(96,969)	(97,641)
Proceeds from life insurance policy	—	(212,053)
Stock-based compensation expense	13,110	28,323
Net other operating activities	(56,575)	(98,835)

Net cash provided by operating activities	2,512,169	2,380,690

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(605,559)	(711,180)
Purchase of securities available for sale	(1,665,840)	(9,121,740)
Proceeds from maturities of securities available for sale	4,134,024	1,929,383
Purchase of restricted equity securities	(612,100)	(350,700)
Cash surrender value of life insurance	—	169,650
Net decrease (increase) in federal funds sold	4,693,000	(12,224,667)
Net increase in loans	(16,444,351)	(25,530,714)
Net purchases of premises and equipment	(315,204)	(219,795)

Net cash used in investing activities	(10,816,030)	(46,059,763)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(5,301,432)	36,510,948
Proceeds from issuance of trust preferred securities	—	5,000,000
Net increase in Federal Home Loan Bank advances	13,000,000	5,000,000
Net increase (decrease) in repurchase agreements	4,370,864	(1,645,252)

Net cash provided by financing activities	12,069,432	44,865,696

Net increase in cash and due from banks	3,765,571	1,186,623

Cash and due from banks at beginning of period	5,029,384	6,061,522

Cash and due from banks at end of period	$8,794,955	$7,248,145

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
The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
A summary of the activity for the six months ended June 30, 2007 and 2006 is presented below:

	Six months ended
	June 30, 2007
			Weighted Average
		Weighted	Remaining
		Average Option	Contractual Term (in	Aggregate
	Shares	Price Per Share	years)	Intrinsic Value
Outstanding, beginning of period	208,570	$7.30
Granted during the period	2,750	22.00
Forfeited during the period	—	—
Exercised during the period	—	—

Outstanding, end of period	211,320	$7.49	4.68	$1,677,534

Number of shares exercisable	203,569	$7.00	4.51	$1,677,534

	Six months ended
	June 30, 2006
			Weighted Average
		Weighted	Remaining
		Average Option	Contractual Term (in	Aggregate
	Shares	Price Per Share	years)	Intrinsic Value
Outstanding, beginning of period	207,403	$6.94
Granted during the period	—	—
Forfeited during the period	—	—
Exercised during the period	—	—

Outstanding, end of period	207,403	$6.94	5.5	$2,863,448

Number of shares exercisable	207,403	$6.94	5.5	$2,863,448

The Company recognized compensation expense for employee stock options of $13,110 and $28,323 for the six months ended June 30, 2007 and 2006. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first two quarters of 2007 and 2006. As of June 30, 2007, there was $48,531 of total unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over the vesting period of the options.
The Company granted 2,750 and 0 options during the six months ended June 30, 2007 and 2006. 832 and 0 options vested during the six months ended June 30, 2007 and 2006. No options were exercised for the six months ended June 30, 2007 and 2006.
NOTE 3. EARNINGS PER CAPITAL SHARE
Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$398,143	$886,890	$905,648	$1,453,982

Weighted average capital shares outstanding	2,592,894	2,587,081	2,592,894	2,587,081
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	56,800	89,436	59,514	89,436

Total weighted average capital shares and Capital stock equivalents outstanding	2,649,694	2,676,517	2,652,408	2,676,517

Diluted earnings per capital share	$0.15	$0.33	$0.34	$0.54

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
FINANCIAL CONDITION
Total assets increased $12.5 million from $386.3 million to $398.8 million, or 3% for the six months ended June 30, 2007. The increase in total assets in 2007 is less than the growth experienced during the same period in 2006. This growth was funded primarily by an increase in Federal Home Loan Bank advances of $13 million and an increase of $4.4 million in repurchase agreements for the six months ended June 30, 2007. The combination of these two factors allowed us not to renew $9.9 million in brokered certificates of deposits as they matured. Total deposits decreased by $5.3 million, or 2% for the six months ended June 30, 2007. This net decrease in total deposits is due to the non-renewal of $9.9 million in brokered certificates of deposit and an increase in interest bearing deposits or core deposits of $4.6 million during the first six months of 2007. The net increase in total assets for the six months ended June 30, 2007 consisted primarily of an increase of $16.3 million in total loans, an increase in cash and due from banks of $3.8 million, a decrease in federal funds sold of $4.7 million and a decrease in securities available for sale of $3.4 million. The loan to deposit ratio at June 30, 2007 was 108.03%, compared to 100.5% at December 31, 2006.
Shareholders’ equity increased by $355,000 for the six months ended June 30, 2007. This net increase consists primarily of net income of $906,000 partially offset by an increase in unrealized losses on securities, net of tax, of $564,000. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.

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
At June 30, 2007, the Bank’s liquidity ratio was 8.88%. The Bank has an available borrowing capacity to meet any unexpected liquidity needs. In addition, the Company has cash available that could be injected into the Bank to meet capital and liquidity needs.
REGULATORY CAPITAL REQUIREMENTS
Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2007, the Company and the Bank were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company (on a consolidated basis) and Bank at June 30, 2007 are as follows:

			Regulatory
			Minimum
	Company	Bank	Requirement
Leverage Capital Ratio	9.64%	8.47%	4.00%
Risk-Based Capital Ratios
Core Capital	9.79%	9.59%	4.00%
Total Capital	10.90%	10.70%	8.00%
We are not aware of any recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
RESULTS OF OPERATIONS
Net Interest Income. Net interest income decreased by $191,000 and increased by $26,000 for the three and six month periods ended June 30, 2007 compared to the same periods in 2006. The decrease in net interest income for the three month period ended June 30, 2007 is attributable to the continued repricing of deposit accounts at higher rates and the increased volume of nonaccruing loans as compared to June 30, 2006. This increase in nonaccruing loans directly impacts net interest income through the decrease or nonaccrual of interest income that would have been earned on these loans. Loans increased during this period by $31 million, which generally provide greater yields to the Company. During this same period, total deposits decreased by $12 million, which included a decrease of $18 million in brokered certificates of deposit and an increase of $8 million in interest bearing core deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the six months ended June 30, 2007 was approximately 8.78% as compared to 8.42% for the same period in 2006, or an increase of 36 basis points. The yield on total interest earning assets for the six months ended June 30, 2007 was 8.11% compared to 7.64% for the same period in 2006, or an increase of 47 basis points. The rate paid on interest bearing liabilities for the same period increased by 97 basis points to 4.72% from 3.75%. These increases in yields and rates are directly related to the continued adjustment of interest rates.
Due to the recent increase in interest rates and increased volume of loans, deposits and borrowings at their respective current yields, the net interest margin decreased to 3.91% at June 30, 2007 as compared to 4.26% at June 30, 2006.
Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a monthly basis and make provisions as necessary. A provision of $992,000 was made during the six month period ending June 30, 2007 compared to $1,044,000 for the same period in 2006. The allowance for loan loss as a percentage of total loans was 1.25% at June 30, 2007, 1.04% at December 31, 2006, and 1.21% at June 30, 2006. Management believes the allowance for loan loss at June 30, 2007 is adequate to meet any foreseeable losses in the loan portfolio.
At June 30, 2007 and 2006, nonaccrual, past due and restructured loans were as follows:

	June 30,	June 30,
	2007	2006
	(Dollars in thousands)
Total nonaccruing loans	$12,804	$1,241
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	179	1,642
Restructured loans	—	—
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

Nonaccrual loans and past due loans greater than 90 days and still accruing increased by $10.1 million compared to the same period in 2006. This increase is focused on five borrowers. Two loan relationships totaling approximately $7.8 million are centered in land development: One commercial land development and the other residential development and home construction. Both are secured primarily by developed land. The other three borrowers totaling approximately $2.9 million are supported by improved commercial property: One is owner occupied and two are tenant supported. The bank anticipates being paid in full on the two tenant supported properties (approximately $2.2 million) as there is substantial equity in the collateral supporting the debts. We have taken a conservative view of potential losses related to the other three borrowers and have built reserves of more than $500,000 to absorb those potential losses. Thus, any additional impact to the bank should be minimal.
Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Average amount of loans outstanding	$305,129	$266,768

Balance of allowance for loan losses at beginning of period	$3,052	$3,001
Loans charged off
Commercial and financial	(72)	(393)
Real estate	(73)	(276)
Installment	(61)	(23)

	(206)	(692)

Loans recovered
Commercial and financial	2	—
Real estate	—	—
Installment	19	13

	21	13

Net charge-offs	(185)	(679)

Additions to allowance charged to operating expense during period	992	1,044

Balance of allowance for loan losses at end of period	$3,859	$3,366

Ratio of net loans charged-off during the period to average loans outstanding	.06%	0.25%

Other Income. Other income decreased by $143,000 and $95,000 for the three and six months ended June 30, 2007 compared to the same period in 2006. Deposit service charges increased $51,000 and $106,000 for the three and six months ended June 30, 2007 compared to the same period in 2006, which is directly related to fees collected for insufficient funds and overdraft privilege charges on deposit accounts. Other income decreased by $193,000 and $201,000 for the three and six months ended June 30, 2007 compared to the same period in 2006. Decreases in other operating income include bank owned life insurance which decreased by $212,000 for the three and six months ended June 30, 2007. This decrease in bank owned life insurance was due to a partial death benefit received during the second quarter of 2006.
Other Expenses. Other expenses increased by $389,000 and $757,000 for the three and six months ended June 30, 2007 compared to the same period in 2006. The most significant increases in 2007 are increases of $114,000 and $428,000 in salaries and employee benefits and equipment and occupancy expenses of $46,000 and $76,000 for the three and six months ended June 30, 2007. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees. At June 30, 2007, the number of full-time equivalent employees was 99 compared to 90 at June 30, 2006. The increase in the number of full-time equivalent employees is directly related to the growth of the Company and the hiring of additional staff for our Credit department. Other operating expenses increased by $229,000 and $254,000 for the three and six months ended June 30, 2007. The most significant increases in the other operating expense category were data processing expense, which increased by $28,000 and $31,000, telephone expense, which increased by $12,000 and $14,000, other real estate owned expense, which increased by $11,000 and $19,000 and consulting fees, which increased by $15,000 and $37,000 for the three and six months ended June 30, 2007. Of these increases, data processing and telephone expense increased due to a significant upgrade of the communications lines throughout the company. The increase in consulting fees is due to the contracting of a third-party consultant who was hired to evaluate employee salaries and recommend a salary scale which the company would utilize going forward. Increases in other real estate owned are directly related to the increase in non-performing loans. Additionally, significant decreases in the other operating expense category include business development, which decreased by $5,000 and $15,000 and miscellaneous charge offs, which decreased by $1,000 and $30,000 for the three and six months ended June 30, 2007. The remaining net increase in the other operating expense category was minimal in amount.
Income Taxes. Income tax expense decreased by $173,000 and $225,000 for the three and six months ended June 30, 2007 as compared to the same period in 2006. The decrease in income tax expense is directly related to the decrease in income before taxes of $662,000 and $774,000 for the three and six months ended June 30, 2007 as compared to the same period in 2006. The effective tax rate for the first six months of 2007 and 2006 was 27.07% and 27.86%, respectively.
Net Income. Net income decreased by $489,000 and $548,000 for the three and six months ended June 30, 2007 as compared to the same period in 2006. The primary reason for the decrease in net income for the three and six months ended June 30, 2007 as compared to the same period in 2006, is the increase in salaries and employee benefits due to the hiring of additional employees to build the infrastructure of the Company and the reduction of income related to a one time payment of life insurance benefits. The details of the items of income and expenses are described above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity from various changes in interest rates since December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors relating to the Company or its business during the six months ended June 30, 2007.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the shareholders of Southern Community Bancshares, Inc. was held on May 24, 2007. A total of 1,801,226 of the shares issued and outstanding registered for the meeting either in person or by proxy. The results of the meeting were as follows:
(a) The following class III directors were elected:

Directors	For	Against	Abstain
George R. Davis, Sr.	1,797,672	3,554	—
Robert B. Dixon, Jr.	1,689,497	111,729	—
Gary D. McGaha	1,797,122	4,104	—
William M. Strain	1,801,226	—	—
Item 5. OTHER INFORMATION
None
Item 6. EXHIBITS
(a)	Exhibits
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.
Date: August 14, 2007	/s/ Gary McGaha
Gary McGaha
President and CEO

Date August 14, 2007	/s/ Leslye Grindle
Leslye Grindle
Sr. Vice President and Chief Financial Officer