Form 10-Q
period 2007-09-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2007-11-14
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☐ No ☑
Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of November 13, 2007: 2,592,894; no par value

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

PART I. Financial Information
ITEM 1. Consolidated Financial Statements
SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
as of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$6,361,102	$5,029,384
Interest bearing deposits in banks	3,181,466	741,012
Federal funds sold	799,000	13,747,000
Securities available for sale, at fair value	57,202,585	55,368,977
Restricted equity securities, at cost	3,282,000	2,669,900

Loans	304,768,903	293,223,692
Less allowance for loan losses	4,669,909	3,051,229

Loans, net	300,098,994	290,172,463

Premises and equipment	9,185,462	9,372,877
Other assets	11,930,864	9,232,642

Total assets	$392,041,473	$386,334,255

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$35,952,671	$36,833,998
Interest-bearing	239,440,165	254,955,724

Total deposits	275,392,836	291,789,722

Federal Home Loan Bank advances	57,500,000	44,500,000
Securities sold under repurchase agreements	21,037,977	12,913,674
Subordinated debentures	10,929,000	10,929,000
Other liabilities	1,644,619	1,753,246

Total liabilities	366,504,432	361,885,642

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 2,592,894 shares issued and outstanding	16,191,025	16,171,236
Retained earnings	9,750,160	8,816,424
Accumulated other comprehensive loss	(404,144)	(539,047)

Total shareholders’ equity	25,537,041	24,448,613

Total liabilities and shareholders’ equity	$392,041,473	$386,334,255

  See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$6,677,023	$6,251,638	$19,968,226	$17,393,750
Taxable securities	542,929	584,952	1,583,150	1,635,495
Nontaxable securities	135,607	138,127	407,085	392,402
Federal funds sold	69,087	117,593	218,473	404,248
Interest bearing deposits in banks	33,841	22,396	69,974	42,367

Total interest income	7,458,487	7,114,706	22,246,908	19,868,262

Interest expense
Deposits	2,871,176	2,783,200	8,682,855	7,429,171
Other borrowings	1,035,518	638,791	2,878,525	1,639,034

Total interest expense	3,906,694	3,421,991	11,561,380	9,068,205

Net interest income	3,551,793	3,692,715	10,685,528	10,800,057
Provision for loan losses	1,060,956	840,000	2,052,898	1,884,000

Net interest income after provision for loan losses	2,490,837	2,852,715	8,632,630	8,916,057

Other income
Service charges on deposit accounts	238,096	211,610	730,569	598,261
Proceeds from life insurance policy	—	260,000	—	472,053
Other operating income	50,904	67,612	198,769	204,164

Total other income	289,000	539,222	929,338	1,274,478

Other expenses
Salaries and employee benefits	1,515,112	1,402,604	4,586,001	4,045,971
Equipment and occupancy expenses	454,639	421,157	1,369,315	1,259,695
Other operating expenses	866,561	752,415	2,421,335	2,053,640

Total other expenses	2,836,312	2,576,176	8,376,651	7,359,306

Net income (loss) before income taxes (benefits)	(56,475)	815,761	1,185,317	2,831,229
Income tax expense (benefits)	(84,563)	143,630	251,581	705,116

Net income	$28,088	$672,131	$933,736	$2,126,113

Basic earnings per share	$0.01	$0.26	$0.36	$0.82

Diluted earnings per share	$0.01	$0.25	$0.35	$0.79

Dividends declared per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$28,088	$672,131	$933,736	$2,126,113

Other comprehensive income:

Unrealized holding gains on securities available-for-sale arising during period, net of tax	699,108	513,821	134,903	117,775

Other comprehensive income	699,108	513,821	134,903	117,775

Comprehensive income	$727,196	$1,185,952	$1,068,639	$2,243,888

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$933,736	$2,126,113
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	555,442	513,002
Provision for loan losses	2,052,898	1,884,000
Gain on sale of other real estate owned	(28,644)	—
Loss on sale of other assets	21,705	—
Increase in interest receivable	(304,060)	(539,841)
Increase (decrease) in interest payable	(69,501)	121,497
Increase in cash surrender value of life insurance	(133,612)	(146,462)
Proceeds from life insurance policy	—	(472,053)
Stock-based compensation expense	19,789	36,962
Net other operating activities	(1,711,014)	(403,547)

Net cash provided by operating activities	1,336,739	3,119,671

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(2,440,454)	(405,525)
Purchase of securities available for sale	(6,641,690)	(9,121,740)
Proceeds from maturities of securities available for sale	5,025,668	2,807,970
Purchase of restricted equity securities	(612,100)	(13,200)
Cash surrender value of life insurance	—	169,650
Net decrease (increase) in federal funds sold	12,948,000	(1,341,000)
Proceeds from sales of other real estate owned	1,473,039	—
Net increase in loans	(14,116,874)	(40,382,765)
Net purchases of premises and equipment	(368,027)	(281,504)

Net cash used in investing activities	(4,732,438)	(48,568,114)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(16,396,886)	43,602,018
Proceeds from issuance of capital stock	—	45,010
Proceeds from issuance of subordinated debentures	—	5,000,000
Net increase (decrease) in Federal Home Loan Bank advances	13,000,000	(2,500,000)
Net increase in repurchase agreements	8,124,303	743,383

Net cash provided by financing activities	4,727,417	46,890,411

Net increase in cash and due from banks	1,331,718	1,441,968

Cash and due from banks at beginning of period	5,029,384	6,061,522

Cash and due from banks at end of period	$6,361,102	$7,503,490

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
The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
A summary of the activity for the nine months ended September 30, 2007 and 2006 is presented below:

	Nine months ended
	September 30, 2007
			Weighted Average
		Weighted	Remaining
		Average Option	Contractual Term	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding, beginning of period	208,570	$7.30
Granted during the period	2,750	22.00
Forfeited during the period	—	—
Exercised during the period	—	—

Outstanding, end of period	211,320	$7.49	4.43	$1,344,016

Number of shares exercisable	204,569	$7.00	4.28	$1,344,016

	Nine months ended
	September 30, 2006
			Weighted Average
		Weighted	Remaining
		Average Option	Contractual Term	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding, beginning of period	209,403	$7.08
Granted during the period	4,500	19.00
Forfeited during the period	—	—
Exercised during the period	(5,333)	8.44

Outstanding, end of period	208,570	$7.30	5.4	$2,857,409

Number of shares exercisable	198,785	$6.94	5.2	$2,794,917

The Company recognized compensation expense for employee stock options of $19,789 and $36,962 for the nine months ended September 30, 2007 and 2006. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first three quarters of 2007 and 2006. As of September 30, 2007, there was $41,852 of total unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over the vesting period of the options.
The Company granted 2,750 and 4,500 options during the nine months ended September 30, 2007 and 2006. 1,000 and 6,395 options vested during the nine months ended September 30, 2007 and 2006. No options were exercised for the nine months ended September 30, 2007.
NOTE 3. EARNINGS PER CAPITAL SHARE
Presented below is a summary of the components used to calculate basic and diluted earnings per capital share for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$28,088	$672,131	$933,736	$2,126,113

Weighted average capital shares outstanding	2,592,894	2,588,994	2,592,894	2,587,726
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	57,508	95,858	81,332	95,858

Total weighted average capital shares and Capital stock equivalents outstanding	2,650,402	2,684,852	2,674,226	2,683,584

Diluted earnings per capital share	$0.01	$0.25	$0.35	$0.79

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
FINANCIAL CONDITION
Total assets increased $5.7 million from $386.3 million to $392 million, or 1% for the nine months ended September 30, 2007. The increase in total assets in 2007 is less than the growth experienced during the same period in 2006. This growth was funded by an increase in Federal Home Loan Bank advances of $13 million and an increase of $8.1 million in repurchase agreements for the nine months ended September 30, 2007. The combination of these two factors allowed us not to renew $17.5 million in brokered certificates of deposits as they matured. Total deposits decreased by $16.4 million, or 6% for the nine months ended September 30, 2007. This decrease in total deposits is due to the non-renewal of $17.5 million in brokered certificates of deposit and an increase in core deposits of $1.1 million during the first nine months of 2007. The net increase in total assets for the nine months ended September 30, 2007 consisted primarily of an increase of $11.5 million in total loans, an increase in securities available for sale of $1.8 million, an increase in cash and due from banks of $1.3 million and a decrease in federal funds sold of $13 million. The loan to deposit ratio at September 30, 2007 was 110.67%, compared to 100.5% at December 31, 2006.
Shareholders’ equity increased by $1,088,000 for the nine months ended September 30, 2007. This net increase consists of net income of $934,000 and a decrease in unrealized losses on securities, net of tax, of $135,000. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to maturity.

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
At September 30, 2007, the Bank’s liquidity ratio was 6.18%. The Bank has an available borrowing capacity to meet any unexpected liquidity needs. In addition, the Company has cash available that could be injected into the Bank to meet capital and liquidity needs.
REGULATORY CAPITAL REQUIREMENTS
Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2007, the Company and the Bank were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company (on a consolidated basis) and Bank at September 30, 2007 are as follows:

			Regulatory
			Minimum
	Company	Bank	Requirement
Leverage Capital Ratio	8.91%	8.51%	4.00%
Risk-Based Capital Ratios
Core Capital	9.99%	9.73%	4.00%
Total Capital	11.80%	10.98%	8.00%
We are not aware of any recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.
RESULTS OF OPERATIONS
Net Interest Income. Net interest income decreased by $141,000 and $115,000 for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. The decrease in net interest income for the three month period ended September 30, 2007 is attributable to the continued repricing of deposit accounts and other borrowings at higher rates and the increased volume of nonaccruing loans as compared to September 30, 2006. This increase in nonaccruing loans directly impacts net interest income through the decrease or nonaccrual of interest income that would have been earned on these loans. Loans increased during this period by $11.5 million, which generally provide greater yields to the Company. During this same period, total deposits decreased by $16.4 million, which included a decrease of $17.5 million in brokered certificates of deposit and an increase of $1.1 million in core deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the nine months ended September 30, 2007 was approximately 8.80% as compared to 8.53% for the same period in 2006, or an increase of 27 basis points. The yield on total interest earning assets for the nine months ended September 30, 2007 was 8.12% compared to 7.74% for the same period in 2006, or an increase of 38 basis points. The rate paid on interest bearing liabilities for the same period increased by 87 basis points to 4.72% from 3.85%. These increases in yields and rates are directly related to the continued adjustment of interest rates.
Due to the continued movement in interest rates and increased volume of loans, deposits and borrowings at their respective current yields, the net interest margin decreased to 3.90% at September 30, 2007 as compared to 4.29% at September 30, 2006.
Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan loss on a monthly basis and make provisions as necessary. A provision of $2,053,000 was made during the nine month period ending September 30, 2007 compared to $1,884,000 for the same period in 2006. The allowance for loan loss as a percentage of total loans was 1.53% at September 30, 2007, 1.04% at December 31, 2006, and 1.45% at September 30, 2006. Management believes the allowance for loan loss at September 30, 2007 is adequate to meet any foreseeable losses in the loan portfolio.
At September 30, 2007 and 2006, nonaccrual, past due and restructured loans were as follows:

	September 30,	September 30,
	2007	2006
	(Dollars in thousands)
Total nonaccruing loans	$15,527	$4,754
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	42	966
Restructured loans	—	—
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
Nonaccrual loans and past due loans greater than 90 days and still accruing increased by $9.8 million compared to the same period in 2006. The majority of the increase is attributed to the downturn in the real estate market and centered in residential and commercial development and construction projects. Approximately $5 million of the increase is represented by two residential development and construction projects, while $4.5 million is in a commercial development relationship. We expect nonaccrual loans to continue at the same level or increase slightly during the fourth quarter due primarily to the continued pressure in the current real estate market. However, we believe that adequate reserves have been provided for these loans. In addition, management will continue to make additional provisions to the loan loss reserve as conditions warrant.
Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Average amount of loans outstanding	$303,370	$272,711

Balance of allowance for loan losses at beginning of period	$3,052	$3,001
Loans charged off
Commercial and financial	(118)	(393)
Real estate	(274)	(320)
Installment	(117)	(36)

	(509)	(749)

Loans recovered
Commercial and financial	38	90
Real estate	2	—
Installment	34	20

	74	110

Net charge-offs	(435)	(639)

Additions to allowance charged to operating expense during period	2,053	1,884

Balance of allowance for loan losses at end of period	$4,670	$4,246

Ratio of net loans charged-off during the period to average loans outstanding	.14%	0.23%

Other Income. Other income decreased by $250,000 and $345,000 for the three and nine months ended September 30, 2007 compared to the same period in 2006. Deposit service charges increased $26,000 and $132,000 for the three and nine months ended September 30, 2007 compared to the same period in 2006, which is directly related to fees collected for insufficient funds and overdraft privilege charges on deposit accounts. Other operating income decreased by $277,000 and $477,000 for the three and nine months ended September 30, 2007 compared to the same period in 2006. Decreases in other operating income include proceeds from bank owned life insurance which decreased by $260,000 and $472,000 for the three and nine months ended September 30, 2007. This decrease in bank owned life insurance was due to a death benefit received during the nine months ended September 30, 2006.
Other Expenses. Other expenses increased by $260,000 and $1,017,000 for the three and nine months ended September 30, 2007 compared to the same period in 2006. The most significant increases in 2007 are increases of $113,000 and $540,000 in salaries and employee benefits and equipment and occupancy expenses of $33,000 and $110,000 for the three and nine months ended September 30, 2007. The increase in salaries and employee benefits represent normal increases in salaries and an increase in the number of employees. The increases in equipment and occupancy expenses are directly related to the lease of office space for the credit department. At September 30, 2007, the number of full-time equivalent employees was 96 compared to 94 at September 30, 2006. The increase in the number of full-time equivalent employees is directly related to the growth of the Company and the hiring of additional staff for our Credit department. Other operating expenses increased by $114,000 and $368,000 for the three and nine months ended September 30, 2007. The most significant increases in the other operating expense category were data processing expense, which increased by $19,000 and $50,000, FDIC assessment, which increased by $52,000 and $54,000, other real estate owned expense, which increased by $41,000 and $60,000 and consulting fees, which increased by $5,000 and $40,000 for the three and nine months ended September 30, 2007. Of these increases, data processing is due to a significant upgrade of the communications lines throughout the company. The increase in consulting fees is due to the contracting of a third-party consultant who was hired to evaluate employee salaries and recommend a salary scale which the company would utilize going forward. Increases in other real estate owned are directly related to the increase in non-performing loans. Additionally, significant decreases in the other operating expense category include advertising, which decreased by $13,000 and $25,000 for the three and nine months ended September 30, 2007. The remaining net increase in the other operating expense category was minimal in amount.
Income Taxes. Income tax expense decreased by $228,000 and $454,000 for the three and nine months ended September 30, 2007 as compared to the same period in 2006. The decrease in income tax expense is directly related to the decrease in income before taxes of $872,000 and $1,644,000 for the three and nine months ended September 30, 2007 as compared to the same period in 2006. The effective tax rate for the first nine months of 2007 and 2006 was 21.22% and 24.90%, respectively.
Net Income. Net income decreased by $644,000 and $1,192,000 for the three and nine months ended September 30, 2007 as compared to the same period in 2006. The primary reason for the decrease in net income for the three and nine months ended September 30, 2007 as compared to the same period in 2006, is the increase in salaries and employee benefits due to the hiring of additional employees to build the infrastructure of the Company and the reduction of income related to a one time payment of life insurance benefits. This decrease is also related to the large amounts of nonaccrual loans which caused us to increase the provision for loan losses. The details of the items of income and expenses are described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2007, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity from various changes in interest rates since December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.
Item 1A. RISK FACTORS
There have been no material changes in the risk factors relating to the Company or its business during the nine months ended September 30, 2007.
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

SOUTHERN COMMUNITY BANCSHARES, INC.
/s/ Gary McGaha
Date: November 13, 2007	Gary McGaha
President and CEO

/s/ Leslye Grindle
Date November 13, 2007	Leslye Grindle
Sr. Vice President and Chief Financial Officer