Form 10-K
period 2007-12-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2008-04-29
CIK 1171017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number: 000-50252
SOUTHERN COMMUNITY BANCSHARES, INC.

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2639705 (I.R.S. Employer Identification Number)
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
Yes ☐     No ☑
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of June 29, 2007, the aggregate market value of the Common Stock held by persons other than directors and executive officers of the registrant was $25,677,178, as determined by reference to the quoted closing price for the Common Stock in the Over-the-Counter Market on June 29, 2007. The exclusion of all directors and executive officers of the registrant for purposes of this calculation should not be construed as a determination that any particular director or executive officer is an affiliate of the registrant.
     There were 2,593,874 shares of Common Stock outstanding as of March 31, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from Southern Community’s Proxy Statement for its 2008 Annual Shareholders’ Meeting.

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

PART I

ITEM 1.	BUSINESS
Southern Community Bancshares, Inc.
          Southern Community Bancshares, Inc. (“we” or “us” or the “Company”) was incorporated under the laws of the State of Georgia and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Its wholly-owned subsidiary, Southern Community Bank, a Georgia banking corporation (the “Bank”), was incorporated on August 16, 1999 and commenced business on June 2, 2000. The Bank reorganized into a holding company structure effective January 1, 2002.
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

          Construction and Development Loans
          The Bank makes residential construction and development loans to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers already secured. This type of loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress, such as the current environment, this type of loan has typically had a greater degree of risk than other loan types. To mitigate that risk, the board of directors and management review the portfolio on a monthly basis and any pertinent changes or issues are brought to the Board’s attention at the monthly Board meeting. The percentage of our portfolio being built on a speculative basis is tracked very closely. On a quarterly basis the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas. Loan policy also provides for limits on speculative lending by borrower and by real estate project.
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
          The various types of consumer loans all carry varying degrees of risk for the Bank. Loans secured by deposits carry little or no risk and in our experience have had a zero default rate. Home equity lines carry additional risk because of the increased difficulty of converting real estate to cash in the event of a default. The Bank requires the customer to carry adequate insurance coverage to pay all mortgage debt in full if the collateral is destroyed. Vehicle financing carries additional risks over loans secured by real estate in that the collateral is declining in value over the life of the loan and is mobile. Risks inherent in vehicle financing are managed by matching the loan term with the age and remaining useful life of the collateral to ensure the customer always has an equity position and is never “upside down.” Collateral is protected by requiring the customer to carry insurance showing the bank as loss payee. The Bank also has a blanket policy that covers it in the event of a lapse in the borrower’s coverage and also provides assistance in locating collateral when necessary. Secured personal loans carry additional risks over the previous types in that they are generally smaller and made to borrowers with somewhat limited financial resources and credit histories. These loans are secured by a variety of collateral with varying degrees of marketability in the event of default. Risk on these types of loans is managed primarily at the underwriting level with strict adherence to debt to income ratio limitations and conservative collateral valuations. Overdraft protection lines and other unsecured personal loans carry the greatest degree of risk in the consumer portfolio. Without collateral, the Bank is completely dependent on the commitment of the borrower to repay and the stability of the borrower’s income stream. Again, primary risk management occurs at the underwriting stage with strict adherence to debt to income ratios, time in present job and in industry and policy guidelines relative to loan size as a percentage of net worth and liquid assets.
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
          The Bank has minimal activity in the loan participation market. As of December 31, 2007, the Bank had one participation purchased with $354,434 outstanding (representing 0.12% of total loans) and one participation sold totaling $2,500,000.
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
•	The asset quality of individual loans.

•	Changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge off and recovery practices.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability and depth of the lending staff and management.

•	Changes in the trend of the volume and severity of past dues and classified loans and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications.

•	Possible deterioration in collateral segments or other portfolio concentrations.

•	Historical loss experience used for pools of loans (i.e. collateral types, borrowers, purposes, etc.)

•	Changes in the quality of the institution’s loan review system and the degree of oversight by the Bank’s Board of Directors.

•	The effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in the Bank’s current loan portfolio.

•	Unfunded commitments.
          These factors are evaluated monthly and changes in the asset quality of individual loans are evaluated more frequently as needed.
          All of our loans are assigned individual loan grades when underwritten. The Bank, using guidance established by the FDIC and the State of Georgia Department of Banking and Finance, has established general reserves based on historical loss ratios adjusted for qualitative factors. General reserve factors applied to each rating grade are based upon management’s experience and common industry and regulatory guidelines.
          After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, credit administration, management, and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio, account officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower, external loan review personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected then the loan is downgraded and higher reserves are assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. If a loan does not appear to be fully collectible as to principal and interest then the loan is classified as impaired. These loans are monitored closely, and if they become seriously delinquent (over 90 days past due), they are recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reversed against income. If we believe that a loan will not be collected in full then the allowance for loan and lease losses is increased to reflect management’s estimate of potential exposure of loss.
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
Industry and competition
          The Bank currently has seven branch offices, all of which are full-service financial centers. Two of the full-service locations are inside Kroger grocery stores; one in Clayton County and one in Coweta County. The five remaining full—service locations are traditional free standing branches located in Fayette, Henry and Coweta Counties. A loan production office, which was opened in mid 2005 and located in leased office space in Henry County, was closed during the first quarter of 2008. This decision was based on the economic downturn in the market and the volume of non-performing loans in Henry County.
          Based on total deposits of approximately $301 million at December 31, 2007, the Bank represents approximately 14% of the market share in the Fayette County market. Seven major regional banks represent approximately 51% of the deposits in the Fayette County market. The larger financial institutions have greater resources and lending limits than the Bank, and the seven major regional banking institutions have 23 branches in the county. There are several credit unions located within our market area. Since credit unions are not subject to income taxes, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank. The FDIC publishes the market share data as of June 30th of each year. Based on the last reported dates, the Bank has approximately 1.20% market share in its Coweta County location and less than 1% in each of its Henry County and Clayton County locations.
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
Employees
          The Bank had 80 full-time employees as of March 15, 2008. Southern Community Bancshares, Inc. does not have any employees who are not also employees of the Bank.
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
                    At December 31, 2007, the Bank could not pay cash dividends without prior regulatory approval due to the Bank’s total classified assets exceeding 80% of its equity capital.
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
          The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007 the Company’s consolidated ratio of total capital to risk-weighted assets was 10.78% and the ratio of Tier 1 Capital to risk-weighted assets was 9.35%.
          In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, the Company’s leverage ratio was 7.85%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
          In 2004 we raised $5.6 million through the issuance of trust preferred securities. These securities have a 30-year maturity, are callable without penalty after five years, and pay a floating rate based on the prime rate plus 12.5 basis points. The principal balance of these securities is includable in tier one capital.
          In June 2006 we raised an additional $5 million through the issuance of trust preferred securities. These securities have a 30-year maturity, are callable without penalty after five years, and pay a floating rate based on three-month LIBOR plus 150 basis points. The principal balance of these securities is includable in total capital, and $4 million of this balance is includable in tier one capital.
          The capital ratios required for a well-capitalized status are: (i) Total Capital of 10.0% or greater, (ii) Tier I Capital of 6.0% or greater, and (iii) a Leverage Capital Ratio of 5.0% or greater. The Bank’s total Capital at December 31, 2007 was 9.96%, .04% short of the required ratio. As of March 31, 2008, however, we had injected $500,000 into the Bank as additional capital to exceed this requirement. All other required capital ratios for well-capitalized status were exceeded as of December 31, 2007. The Bank is also subject to risk-based and leverage capital requirements adopted by the Federal Deposit Insurance Corporation, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 2007.
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
          As of December 31, 2007, the Bank had the requisite capital levels to qualify as “adequately capitalized.”
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
Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and nonperforming assets in our loan portfolio. Consequently, our results of operations may be adversely impacted.
          There has been substantial industry concern and national publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2007, our nonperforming assets increased significantly to $30,086,038 million, or 9.99% of our total loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets have experienced, and continue to experience, a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, which we expect to occur in the near-term, this will lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with loans in default and the net realizable value of real estate owned. We expect that our level of non-performing assets, provisions for loan losses and loan charge-offs will all be significantly higher than the levels we experienced in 2007, particularly in the first half of 2007. As a result, we will experience increased pressure on our earnings, liquidity and regulatory capital. We project a significant loss in 2008.
          The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing a sharp increase in delinquencies and nonperforming assets as these builders and developers are forced to default on their loans with us. We do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, significant provisions for loan losses and charge-offs related to our loan portfolio will likely occur.
We may face liquidity constraints and experience higher costs of funding if we are unable to maintain a “well-capitalized” status.
          During the fourth quarter of 2007 the Bank’s capital ratios declined significantly as a result of the loan losses we sustained and significant additional provisions to our allowance for loan losses. While the Bank’s ratios were still above levels required to be considered “adequately capitalized” at December 31, 2007, we were not considered “well-capitalized”. Since December 31, 2007, the Bank has returned to a “well capitalized” status through an injection of capital by the Company. However, if we sustain further loan losses, which we expect, we may once again lose our “well capitalized” status.
          The impact of not maintaining a “well-capitalized” status is of concern in that it could jeopardize the Bank’s ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances or unsecured federal funds credit lines, and could tighten our liquidity through damages to our reputation in our deposit service areas. This could also lead to increased scrutiny by regulatory agencies and possible sanctions. It is imperative that we monitor these ratios closely in order to avoid falling below the minimum regulatory requirements, which could result in increased regulatory sanctions. In response to our declining capital position, we could improve our capital position with additional common stock issuances. We may also limit or postpone future asset growth, or even shrink our assets in order to maintain appropriate regulatory capital levels. These efforts, however, may not be successful.
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
Changes in interest rates have had and could continue to have an adverse effect on our income.
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
          In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve has taken action on six occasions to reduce the target federal funds rate by a total of 300 basis points since September 2007. Our loans generally reprice at a faster rate than our deposits. As a result, the effect of the interest rate reductions has been that the rates we earn on our loans have declined more quickly than the rates we pay on our deposits. This has lowered our net interest income and will probably continue to lower our net interest income for the foreseeable future. Furthermore, the reduction in our net interest income will likely be exacerbated by the high level of competition that we face in our markets, which requires us to offer more attractive interest rates to borrowers, both on loans and deposits, and to rely upon out-of-market funding sources. These events have negatively affected our business, financial condition, liquidity, operating results, cash flows and/or the price of our common stock. We expect continued margin pressure throughout 2008 as a result of the recent interest rate reductions.
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
          Historically, our loan portfolio has included a significant number of construction loans consisting of one-to-four family residential construction loans, commercial construction loans and land loans for residential and commercial development. As of December 31, 2007, 35% of our total loan portfolio was in acquisition and development and construction loans. In addition to the risk of nonpayment by borrowers, construction lending poses additional risks in that:
•	land values may decline;

•	developers or builders may fail to complete or develop projects;

•	municipalities may place moratoriums on building;

•	developers may fail to sell the improved real estate;

•	there may be construction delays and cost overruns;

•	collateral may prove insufficient; or

•	permanent financing may not be obtained in a timely manner.
Many of these conditions exist during the current economic slowdown in our markets, which has had and will likely continue to have a negative effect on our net income and our financial condition.
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
          The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and may be further adversely affected in the future. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market in our markets, will adversely affect the value of our assets, our revenues, results or operations and financial condition. Currently, the markets we operate in are experiencing such an economic downturn, and if it continues, our operations will be further adversely affected.
If our allowance for loan losses is not adequate to cover actual losses, our net income may decrease.
          We are exposed to the risk that our customers will be unable to repay their loans in a timely fashion and that collateral securing the payment of loans may be insufficient to assure repayment. This risk is particularly prevalent during times of economic stress such as the current environment. Borrowers’ inability to repay their loans could erode our bank’s earnings and capital. We maintain an allowance for loan losses to cover loan defaults. We base our allowance for loan losses on various assumptions and judgments regarding the collectability of loans, including our prior experience with loan losses, as well as an evaluation of the risks in our loan portfolio. We maintain this allowance at a level we consider adequate to absorb anticipated losses. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control.
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
If economic conditions in our market areas do not improve, our business may be negatively affected.
          Our success depends on the general economic conditions of the markets we serve. Our operations are concentrated in Fayetteville, Georgia. We also have branches in Peachtree City, Newnan, Jonesboro and Locust Grove, Georgia. Our market areas are currently experiencing adverse economic conditions, which affect the ability of our customers to repay their loans to us and generally negatively affect our financial condition and results of operation. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies and are thus disproportionately impacted.
Losing key personnel will negatively affect us.
          Competition for personnel is stronger in the banking industry than many other industries, and we may not be able to attract or retain the personnel we require to compete successfully. We currently depend heavily on the services of our Chief Executive Officer, Gary D. McGaha, and a number of other members of our senior management team. We have employment contracts with all of our executive officers, although nothing in these contracts prevents any executive officer from leaving us. Furthermore, we expect that Mr. McGaha will retire in the near future. Losing Mr. McGaha’s services or those of other members of senior management could affect us in a material and adverse way. Our success will also depend on attracting and retaining additional qualified management personnel.
We do not intend to pay dividends on our common stock.
          We have never declared or paid cash dividends on our common stock. We have no current intentions to pay dividends and cannot assure that we will be able to pay dividends in the future. In addition, our ability to pay dividends is subject to regulatory limitations. Currently the Bank cannot pay dividends to the Company without regulatory approval since its total classified assets exceed 80% of its equity capital.
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
          We are subject to extensive regulation by the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance. Supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders. These agencies examine bank holding companies and commercial banks, establish capital and other financial requirements and approve new branches, acquisitions or other changes of control. They are also authorized to take various supervisory actions when a bank’s overall condition, including its capitalization, deteriorates. The Federal Deposit Insurance Corporation Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Generally, as a bank’s capital deteriorates, the degree of regulatory scrutiny it faces will increase, as will the severity of possible enforcement action.
          We believe that changes in legislation and regulations will continue to have a significant impact on the banking industry. Although some of the legislative and regulatory changes may benefit us and our bank, others will increase our costs of doing business and could assist our competitors, some of which are not subject to similar regulation.
          One of the regulations affecting all publicly traded companies today is the Sarbanes-Oxley Act of 2002. We have spent a considerable amount of hard and soft dollars ensuring our compliance with this Act over the past three years, and it is unknown how much we will need to spend in the future to maintain our compliance. Smaller, privately held banks in our market may not need to spend as much to comply.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
          None

ITEM 2.	PROPERTIES
          The following is a brief description of our properties.
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
West Fayetteville and Operations Center
          A full-service branch opened in January, 2006, while our operations center was opened in December 2005 in Fayetteville (Fayette County), Georgia. This 15,000 square foot location is leased with the branch space consisting of approximately 3,500 square feet. This branch contains three teller stations, two drive up teller lanes, two customer service offices, a vault with safe deposit boxes, and one drive-up ATM machine. It also contains an additional three offices and a small break room. The remaining 11,500 square feet house deposit operations, loan operations, human resources and information technology. Additionally, this location contains a conference room as well as a large training room with state-of-the-art audio visual equipment, computers and “test” bank capabilities.
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

     Griffin
     In October 2005, the Bank purchased two adjacent properties in Griffin (Spalding County) for $581,000 with the intent to open a full service branch. As of December 31, 2007 we had not received re-zoning approval to start construction. The Bank currently has both properties for sale.
     We believe that our properties are in good condition and suitable for our needs.
ITEM 3. LEGAL PROCEEDINGS
     The Company and the Bank are subject to claims and litigation in the ordinary course of business. We believe that any pending claims and litigation will not have a material adverse effect on our consolidated financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of 2007.
PART II
ITEM 5. MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS
Market information
     The Company’s common stock is traded over the counter (OTC) under the symbol “SNCB.OB”.
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
     Management has reviewed the limited information available as to the ranges at which the Company’s common stock has been sold. The following table sets forth the estimated price range for sales of common stock for each quarter of the last two years. The following data regarding the Company’s common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock. Furthermore, such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High selling price	Low selling price
2007:
First Quarter	$18.55	$18.55
Second Quarter	15.20	15.20
Third Quarter	13.50	13.50
Fourth Quarter	5.60	5.60

2006:
First Quarter	$20.00	$17.50
Second Quarter	21.00	18.25
Third Quarter	21.00	19.00
Fourth Quarter	23.95	20.50
     At March 13, 2008 we had 2,593,874 shares of common stock outstanding held by approximately 730 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA
     The selected consolidated financial data presented below as of and for each of the five years ended December 31, 2007 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiary, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Averages are derived from daily balances. Share and per share amounts for all years are adjusted for all relevant stock splits and stock dividends during the period.

(Dollars in thousands, except share and per share data)	As of December 31,
Balance Sheet Data	2007	2006	2005	2004	2003

Total assets	$408,389	$386,334	$333,849	$271,245	$195,646
Investment securities	58,197	55,369	53,391	50,616	59,799
Loans	290,796	293,224	253,954	186,737	125,201
Allowance for loan losses	7,961	3,051	3,001	2,017	1,419
Deposits	300,717	291,790	261,639	215,764	159,775
Federal Home Loan Bank advances	57,500	44,500	30,000	24,000	15,000
Other short-term borrowings	—	—	—	—	—
Securities sold under repurchase agreements	14,574	12,914	13,163	4,753	1,704
Subordinated debentures	10,929	10,929	5,774	5,774	—
Shareholders’ equity	22,988	24,449	21,540	20,256	18,486

	Year Ended December 31,
Statement of Income Data	2007	2006	2005	2004	2003

Interest income	$28,523	$27,323	$19,176	$13,570	$9,096
Interest expense	15,513	12,763	7,772	4,665	3,106
Net interest income	13,010	14,560	11,404	8,905	5,990
Provision for loan losses	6,418	2,877	1,416	1,031	420
Net interest income after provision for loan losses	6,592	11,683	9,988	7,874	5,570
Noninterest income	1,161	1,650	796	613	722
Noninterest expense	11,224	10,059	8,103	6,046	3,903
Income tax expense (benefit)	(1,576)	778	815	761	797
Net income	(1,895)	2,496	1,866	1,680	1,592

Per Share Data

Book value per share at year end	$8.86	$9.43	$8.33	$7.85	$9.55
Basic earnings per share	(0.73)	0.96	0.72	0.65	0.62
Diluted earnings per share	(0.73)	0.93	0.70	0.63	0.61
Weighted-average shares outstanding — basic	2,592,897	2,588,952	2,585,687	2,579,526	1,928,764
Weighted-average shares outstanding — diluted	2,592,897	2,676,193	2,677,678	2,668,329	1,940,451
Dividends declared	—	—	—	—	—
Dividends payout ratio	0%	0%	0%	0%	0%

Ratios

Return on average assets	-0.48%	0.68%	0.62%	0.71%	1.02%
Return on average equity	-7.60%	10.36%	8.77%	8.56%	8.83%
Average equity/average assets	6.13%	6.53%	7.07%	8.34%	11.58%
Net interest margin	3.51%	4.19%	3.98%	3.97%	4.06%
Non-performing assets/total loans and other real estate	9.99%	0.64%	2.50%	2.59%	0.41%
Allowance for loan losses/total loans	2.74%	1.04%	1.18%	1.08%	1.13%

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
Overview
     In 2007, the community banking industry was significantly impacted by a downturn in the residential housing market. In the broader financial services industry, financial markets were also impacted by the collapse of subprime lending, an interim period of severe illiquidity in credit markets and declines in market value of a broad range of investment products. Furthermore, given concerns about the slowing national economy, we started to see the easing of interest rates by the Federal Reserve in the latter part of 2007, which has continued into 2008. These market conditions had a significant impact on our results, which showed slower loan growth, an increased provision for loan losses due to our growing level of nonperforming loans (primarily residential real estate acquisition, development and construction loans) as well as compression in our net interest margin given our asset sensitive balance sheet and the added costs of elevated nonperforming assets.
     The following is a summary of our 2007 financial performance:
•	Loans, net of unearned income, decreased 1% to approximately $290.8 million, down from approximately $293.2 million at December 31, 2006. Each of our markets saw a significant slowing in loan demand starting in the spring of 2007.

•	Provision for loan losses increased $3.5 million, up 123% from 2006.

•	Nonperforming assets increased $30.1 million to $30.7 million primarily due to the downturn in the residential real estate market in the metropolitan Atlanta area.

•	Net interest income decreased $1.5 million, or 11%. This decrease is primarily due to the movement of loans into non-accrual status and the reversal of interest income on those loans. Additionally, loan volume saw a decrease, the bank’s first decrease since opening its doors in June 2000. Net interest margin, as well, declined 68 basis points to 3.51%, reflecting costs associated with higher levels of nonperforming assets.

•	Noninterest income decreased $488,000 to $1.2 million and was due to the payment of a death benefit in 2006 of $495,000, which is non-recurring income. Noninterest expense increased $1.2 million, the largest component of which was increased costs associated with foreclosed properties.

•	Total deposits were approximately $301 million, an increase of approximately 3% from $292 million at December 31, 2006. Total assets increased approximately 6% to $408 million, compared to approximately $386 million at December 31, 2006.

•	Shareholders’ equity decreased $1.5 million to $23 million compared to December 31, 2006. This decrease is due to a net loss of $1.9 million and changes in other comprehensive income of $400,000.
Given the current changing and challenging operating environment, we have adjusted our strategic objectives. Our strategic objectives include the following:

•	Maintaining our subsidiary bank at a “well-capitalized” level, which could include the sale of common stock through a private placement and subsequent contribution of proceeds to our bank.

•	Appointing four directors to a newly formed “Special Assets Committee” which oversees and works with management in dealing aggressively with our nonperforming assets through early identification, with increased reserves and ultimately maximizing recoveries;

•	Diversify the loan portfolio through the implementation of the Equipment Finance Department. Increases in loan volume in this area may offset the anticipated decline in overall loan growth.

•	Slowing growth by not opening any new branches in the near-term; and

•	Controlling and reducing noninterest expenses to help offset margin pressure.
Outlook
     As a result of the slowing in the residential real estate markets that began in the second quarter of 2007, our community bank business model experienced significant stress in our real estate-oriented loan portfolio. Income generation from our residential real estate-related loans as well as cost containment of related expenses will be challenging for 2008.
     For 2008, we believe that the level of nonperforming assets, provisions for loan losses and loan charge-offs will be significantly higher than the levels we experienced in 2007. As a result, we will experience increased pressure on our earnings, liquidity and regulatory capital. We believe we are taking prudent and appropriate steps to ensure that as the residential real estate market remains unsettled, we focus on controlling costs and on actively managing our exposures in a challenging credit environment. We believe that our strategy of focusing on high growth markets, exemplary customer service, expense discipline, and our commitment to strong credit risk management will continue to create value for shareholders over the long term.
     Our outlook for 2008 generally assumes a slowing overall national economy and a steepening yield curve including the effect of declining short-term interest rates. Based on these assumptions, we expect the following for 2008 compared to 2007:
•	Net interest income will decline as a result of spread tightening and significant increases in nonperforming assets.

•	Loan growth will decline, given slower demand for certain types of loans, including residential real estate, which we will not be able to offset with higher growth in other loan categories.

•	A continued rise in credit costs; as we expect charge-offs to significantly increase over 2007 levels.

•	Continued expense discipline including reduced director fees, suspension of branching plans, elimination of potential management bonuses, and the reduction of salaries and benefits through the elimination and consolidation of approximately 20 job positions.
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
Results for the Quarter Ended December 31, 2007
     The supplemental quarterly financial data is as follows:

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
(In thousands)	2007	2007	2007	2007

Interest income	$7,289	$7,498	$7,458	$6,278
Interest expense	3,748	3,906	3,906	3,953
Net interest income	3,541	3,592	3,552	2,325
Provision for loan losses	373	619	1,061	4,365
Net income	508	398	28	(2,829)
Net income per share — basic	0.20	0.15	0.01	(1.09)
Net income per share — diluted	0.19	0.15	0.01	(1.08)

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
(In thousands)	2006	2006	2006	2006

Interest income	$6,024	$6,729	$7,115	$7,455
Interest expense	2,700	2,946	3,422	3,695
Net interest income	3,324	3,783	3,693	3,760
Provision for loan losses	365	679	840	993
Net income	567	887	672	370
Net income per share — basic	0.22	0.34	0.26	0.14
Net income per share — diluted	0.21	0.33	0.25	0.14
     Interest rates decreased during the last half of 2007. While the falling rates impacted our primarily floating rate loan portfolio, thus decreasing interest income, the cost of funds increased during the year as time deposits rolled into the higher rate instruments after maturing. Interest income decreased 16% while interest expense increased 7% in the fourth quarter of 2007 compared to the same period in 2006. Consequently, our net interest margin decreased to 3.51% from 4.19% for the comparable quarters. We anticipate continued pressure on our net interest margin into 2008 as a result of changes in interest rates and higher levels of non-performing loans.
     While maintaining competitive market rates on time deposits to retain existing funds as they matured, the Bank also sought to guard against the rising cost of funds by turning to alternative funding sources in order to fund asset growth over the past year. Federal Home Loan Bank advances have increased 29% to $57.5 million in the fourth quarter over the same period in 2006. Brokered deposits have decreased 11% to $35 million in the fourth quarter over the same period in 2006. At the time they were issued, these funds cost approximately 100-170 basis points less than in-market time deposits. Interest expense on our trust preferred securities decreased in fourth quarter of 2007 to $207,000 compared to $211,000 for the same quarter in 2006. This decrease is due to the drop in interest rates during 2007. The portion of our trust preferred securities that are tied to LIBOR saw no rate movement during 2007. The portion of our trust preferred securities that are tied to prime saw no rate movement during the first three quarters of 2007, and then saw a significant reduction to 7.19% compared to 8.38% during the same period in 2006. Net interest income decreased to $2.3 million from $3.7 million comparing the fourth quarters of 2007 and 2006.
     The loan loss provision increased in the fourth quarter of 2007 to $4.4 million compared to $993,000 in the fourth quarter of 2006. This increase is due to the write down of a large commercial development loan as well as the write down and subsequent charge off of six large residential construction and lot loan relationships. The residential construction and lot loans have been subsequently processed through foreclosure. Noninterest income, at $232,000, was $143,000 lower in fourth quarter 2007 compared to the same period in 2006. This decrease is due to the payment of a death benefit from bank owned life insurance during the fourth quarter 2006 of $235,000.
     Noninterest expenses increased 5% to $2.8 million from $2.7 million comparing the fourth quarters of 2007 and 2006. Salaries and benefits decreased $136,000 for the comparable periods, due to the elimination of accrued incentives and bonuses for 2007. Other noninterest expenses increased 25% in the fourth quarter of 2007 compared to the same period in 2006. The increase included increases in occupancy and equipment of $25,000 related to our growth, data processing fees of $12,000, attorney’s fees of $67,000 and accounting and audit expenses of $76,000. The increase in accounting and audit fees is directly related to the implementation and auditing of procedures related to Section 404 of the Sarbanes-Oxley Act, which requires attestations from management and the outside auditor of internal control over financial reporting. Attorney’s fees increased due to the increased level of nonperforming loans and subsequent collection efforts.
     Diluted earnings (losses) per share for the fourth quarter were $(1.08) and $.14 for 2007 and 2006, respectively.

Financial Condition as of December 31, 2007 and 2006
          As of December 31, 2007, we had total assets of $408 million, an increase of 6% over December 31, 2006 of $386 million. Total interest-earning assets were $382 million as of December 31, 2007, or 93% of total assets compared to $366 million or 95% of total assets as of December 31, 2006. Our primary interest-earning assets were loans, which made up 76% and 80% of total interest-earning assets as of December 31, 2007 and 2006, respectively. The loan portfolio declined by a net decrease of $2.4 million, or .83%, bringing the loan portfolio to $291 million at December 31, 2007 compared to $293 million at December 31, 2006. Our loan to deposit ratio was 96.7% as of December 31, 2007, compared to 100.5% as of December 31, 2006.
          We have 92% of our loan portfolio collateralized by real estate located in our primary market area of Fayette, Coweta, Henry and Clayton Counties, Georgia and surrounding counties. Our real estate construction and development portfolio, which comprises 56% of our total portfolio outstanding balances, consists primarily of loans collateralized by one to four family residential properties and commercial real estate mortgage loans, consisting primarily of small business commercial properties, totaling 35% of the loan portfolio. We generally require that loans collateralized by real estate not exceed 80%-85% of the collateral value. The remaining 9% of the loan portfolio consists of commercial, consumer installment, consumer lines of credit and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower which has remaining economic life greater than the term of the loan it secures.
          The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy that could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer and whether the buyer can obtain permanent financing. Currently, employment trends in our market area are relatively stable. However, residential home values are stagnant due in part to the oversupply of residential inventory and the effect of the sub-prime mortgage loan industry. In addition, this has resulted in an over-supply of residential lots. Foreclosures on residential lots and construction loans, as a result, are increasing in our market and throughout the Metro Atlanta area.
          We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position on a regular basis. Also, we periodically review our lending policies and procedures, as well as remaining abreast of trends in the real estate market, comparing these trends to a stratification of our loan portfolio so we can direct our loan activity away from down-turning loan types or geographical areas or areas in which we already have a sufficient concentration. The Bank has an experienced Risk Management department that monitors all aspects of the real estate market as it relates to our loan portfolio, which allows us to focus monitoring efforts on any weak areas, geographically or by types of loans, to ensure the integrity of the existing portfolio. We also outsource the loan compliance review to a third party that has a significant amount of experience reviewing loan documentation and that periodically performs this function for us each year. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank’s statutory capital and unsecured loan relationships that exceed 15% of the Bank’s statutory capital. The Bank’s statutory capital as of December 31, 2007 and 2006 was $23 million and $25 million, respectively.
          Our securities portfolio, consisting of government-sponsored agencies, state and municipal securities, mortgage-backed securities and equity securities, totaled $58 million and $55 million as of December 31, 2007 and 2006, respectively. Net unrealized losses on securities totaled $221,000 as of December 31, 2007 compared to net unrealized losses of $869,000 as of December 31, 2006. The change in the net unrealized losses was attributable primarily to changes in interest rates affecting the values of the government-sponsored agencies and mortgage-backed securities. These changes were recognized as an adjustment to stockholder’s equity and were included in other comprehensive loss, net of tax. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.
          Deposits grew $9 million during the year, or 3%, to a total of $301 million at December 31, 2007. The majority of growth was realized in time deposits. At December 31, 2007 we had $57.5 million outstanding in Federal Home Loan Bank advances. We were in a federal funds sold position with $26 million and had no additional other borrowings at December 31, 2007. Because our market area is so competitive on all types of deposit rates, we will continue to focus our efforts on reducing the cost of funds utilizing alternative funding sources such as the FHLB and brokered funds as necessary to supplement deposit growth.
          Premises and equipment decreased by $324,000 in 2007.
          Stockholders’ equity decreased by $1.5 million in 2007 due to net losses of $1.9 million, decreases of unrealized losses on securities available-for-sale, net of tax, of $402,000, the issuance of common stock of $6,000 and paid-in capital from stock-based compensation of $27,000. The common stock issued was due to gifts of stock to employees during the year.
          As of December 31, 2006, total assets increased 16% over December 31, 2005. Our primary interest-earning assets were loans, which made up 80% and 81% as of December 31, 2006 and 2005, respectively. Our loan to deposit ratio was 100.5% as of December 31, 2006, compared to 97.1% as of December 31, 2005. Deposits grew $30 million in 2006, or 12%, primarily due to increased time deposit balances which grew $27 million comparing December 31, 2006 to December 31, 2005. Since funds were needed to accommodate the strong loan portfolio growth, the Bank supplemented retail growth with brokered deposits during 2006. The costs of the brokered deposits at that time were comparable to the retail business, and could be acquired in much larger blocks, as needed. At December 31, 2006, the Bank had $39.6 million of brokered time deposits.
          During 2006, premises and equipment decreased $223,000. While we opened our seventh branch in 2006, we entered into a lease agreement for this space with minimal capital expenditures.
          Stockholders’ equity increased by $3 million in 2006 due to net income of $2.5 million, decreases of unrealized losses on securities available-for-sale, net of tax, of $316,000, the issuance of common stock of $55,000 and paid-in capital from stock-based compensation of $42,000. The common stock issued was due to option exercises and gifts of stock to employees during the year.
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
          Our liquidity and capital resources are monitored on a periodic basis by management and state and federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory as of December 31, 2007.
          As of December 31, 2007 and 2006, we had loan commitments outstanding of $43 million and $66 million, respectively. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow funds and purchase federal funds from other financial institutions. As of December 31, 2007 and 2006, we had arrangements with two commercial banks for additional short-term advances (federal funds) of $11.4 and $10.3 million, respectively, in aggregate. In addition, the Bank can borrow funds from the Federal Home Loan Bank of Atlanta, secured by certain real estate loans and/or investment securities. We can also utilize the brokered deposit market to obtain funds as needed.
          As of December 31, 2007, we were considered adequately capitalized based on our capital ratios and according to regulatory capital requirements. Our stockholders’ equity decreased primarily due to net losses sustained in 2007 and the corresponding reduction of retained earnings.

          In the future, the primary source of funds available to the holding company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could not pay dividends without regulatory approval due to the Bank’s total classified assets exceeding 80% of its equity capital.
          The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank and the Company as of December 31, 2007 are as follows:

			Regulatory
	Actual		Minimum
	Consolidated	Bank	Requirement

Leverage capital ratios	7.85%	7.29%	5.00%
Risk-based capital ratios:
Tier one capital	9.35	8.70	6.00
Total capital	10.78	9.96	10.00
          These ratios may decline if asset growth continues, or if we sustain further loan losses. However, based on known circumstances we expect to exceed the regulatory minimum requirements during 2008. The Company has the ability to inject approximately $1.5 million in additional capital into the Bank if considered necessary.
          The Bank currently has no material commitments for capital expenditures.
Results of Operations for the Years Ended December 31, 2007, 2006 and 2005
          Net Interest Income
          Net interest income, our chief source of revenue, is a function of the yields received on interest-earning assets and the rates paid on interest-bearing liabilities. Interest-earning assets include interest bearing deposits in banks, loans and investments, while interest-bearing liabilities are comprised of deposits and other borrowed funds.
          Changes in net interest income from period to period reflect both the increases or the decreases in average interest-earning assets and average interest-bearing liabilities, as well as the increases or decreases in the interest rate spread, which is the difference between the rates we earn on our assets and the rates we pay on our liabilites. The level of mismatch in the maturity and repricing characteristics of our interest-earning assets and our interest-bearing liabilities has a direct effect on the interest rate spread.
          Average interest-earning assets for 2007 increased $23 million. The yield on these assets, however, decreased to 7.70% in 2007 from 7.86% in 2006. The largest dollar impact to net interest income in 2007 was the repricing of time deposits at higher interest rates during early to mid 2007 and their subsequent failure to reprice in sequence with the decline in the prime rate later in the year. Increases in interest expense on deposits directly related to rising interest rates were $1.8 million. In addition, the Federal Reserve lowered the discount rate causing decreases in the prime rate three times, from 8.25% to a rate of 7.25% where it remained through year-end. The average yield on the loan portfolio in 2007 was 8.32%, which included loan fees, compared to 8.62% last year. Interest income from the investment portfolio decreased $32,000 in 2007 compared to the prior year largely due to maturities and calls during the year for a lower average total of securities. The yield on investment securities in 2007 was 4.69% compared to 4.57% in 2006.
          With growth in the loan portfolio being largely funded with growth in borrowed funds and with the repricing of deposits at higher rates, interest expense increased as well. While average time deposits decreased $4.6 million, or 2%, in 2007 compared to 2006, we still experienced an increase to interest expense of $1.1 million due to the repricing of these deposits at higher rates through the first half of 2007. Brokered deposits made up 17% of total time deposits at December 31, 2007. With the prime rate remaining level through the first half of 2007, maturing time deposits issued at lower rates in 2006 renewed at higher rates. This caused some pressure on our interest rate margin in fourth quarter which we expect to ease in the first quarter 2008. Total interest expense increased $2.7 million in 2007 over 2006.

          Net interest income decreased $1.5 million in 2007, compared to a $3.2 million increase in 2006, for a 147% decrease compared to the prior year. The growth in interest-earning assets in a general rising rate environment in 2007 was funded by a growth in interest-bearing liabilities. While the yield on interest-earning assets decreasing by only 6 basis points during the year, the cost of interest-bearing liabilities increased by 53 basis points, resulting in a decrease in the net interest margin. The net interest margin was 3.51% in 2007 and 4.19% in 2006.
          Overall, average interest-earning assets for 2006 increased $61 million compared to 2005. The yield on these assets increased to 7.86% in 2006 from 6.69% in 2005. Loan growth was the primary contributor to the increase in net interest income in 2006. Average loans during 2006 increased 24% over the average balance for 2005. This significant increase in loan volume created an increase in interest income on loans of $7.5 million. In addition, during the first six months of 2006, the Federal Reserve raised the discount rate causing increases in the prime rate four times, from 7.25% to a rate of 8.25% in June 2006, where it remained through year-end. The average yield on the loan portfolio in 2006 was 8.62%, which included loan fees, compared to 7.40% in 2005. Interest income from the investment portfolio increased $553,000 in 2006 compared to the prior year largely due to additional purchases during the year for a higher average total of securities. The yield on investment securities in 2006 was 4.57% compared to 4.23% in 2005.
          With growth in the loan portfolio being largely funded with growth in time deposits and with the rising rate environment early in the year, interest expense increased as well. Average time deposits increased $44 million, or 28%, in 2006 compared to 2005, resulting in an increase to interest expense of $4 million. With the prime rate remaining stable through the second half of 2006, maturing time deposits issued at lower rates in 2005 and early 2006 renewed at higher rates. This caused some pressure on our interest rate margin in fourth quarter. Total interest expense increased $5 million in 2006 over 2005.
          The net interest margin increased to 4.19% in 2006 compared to 3.98% in 2005, as the yield on interest-earning assets increased 117 basis points during the same period while the cost of interest-bearing liabilities increased by only 94 basis points, resulting in an increase in the net interest margin.
          Provision for Loan Losses
          The provision for loan losses was $6.4 million in 2007, an increase of $3.5 million, or 123%, over the provision recorded in 2006. The increase was due primarily to the slowdown of sales in the housing market and its effect on the residential construction and development loan portfolios.
          Based upon our evaluation of the loan portfolio, we believe the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, past experience, underlying collateral values and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2007 we had $19.6 million in non-accrual loans as compared to $406,000 as of December 31, 2006. The majority of the increase is attributed to the downturn of the real estate market and is centered in residential and commercial development and construction projects. Approximately $13 million of the increase is represented by 7 residential development and construction projects, while another $4.5 million is in a commercial development project. We expect non-accrual loans to continue to increase during the first two quarters due to continued pressures on the real estate market and residential builders and developers but then to level off during the remaining six months of 2008. The allowance for loan losses as a percentage of total loans as of December 31, 2007 and 2006 was 2.74% and 1.04%, respectively. Actual loan charge offs were $1.6 million during 2007 as compared to $2.9 million during 2006.
          We anticipate approximately $4.6 million in loan charge-offs and approximately $2 million in the loan loss provision to maintain an adequate loan loss reserve during the first quarter of 2008.
          It is our opinion that the current allowance for loan losses of $8 million is adequate to absorb known risks in the loan portfolio. No assurance can be given, however, that increased loan volume, adverse economic conditions, or other circumstances will not result in increased losses in our loan portfolio.

          Noninterest Income
          The following table presents the principal components of noninterest income for the years ended December 31, 2007, 2006, and 2005.

(Dollars in Thousands)	2007	2006	2005

Income from bank-owned life insurance	$185	$195	32
Proceeds from life insurance policy	0	495	—
Service charge income	963	832	616
Gain on sale of securities	0	40	106
Other	13	88	42

Total noninterest income	$1,161	$1,650	$796

          Noninterest income consists of service charges on deposit accounts and other miscellaneous service charges, fees, and income. Total noninterest income decreased 30% in 2007 to $1.2 million compared to the prior year. The primary reason for the decrease was income recorded in 2006 due to proceeds received from a one-time payment of bank owned life insurance totaling $495,000. Bank owned life insurance was purchased November 2005 to offset current and future employee benefit costs. While minor in dollars, various service charges on customer accounts, including overdraft fees, ATM fees, wire transfer fees, and service charge income, combined, increased 3% in 2007 over the same period in 2006.
          Total noninterest income increased 107% during 2006 to $1.6 million compared to 2005. The primary reason for the increase was income derived from bank owned life insurance totaling $690,000. Of this, $495,000 was proceeds from the death of an executive officer in April 2006. While minor in dollars, various service charges on customer accounts, including overdraft fees, ATM fees, wire transfer fees, and service charge income, combined, increased 35% in 2006 over the same period in 2005.
Noninterest Expense
          The following table presents the principal components of noninterest expenses for the years ended December 31, 2007, 2006, and 2005.

(Dollars in Thousands)	2007	2006	2005

Salaries and employee benefits	$6,013	$5,608	$4,479
Net occupancy and equipment	1,803	1,669	1,247
Attorney’s fees	172	103	137
Data processing	477	414	305
Directors’ fees	163	154	153
Accounting and audit fees	239	140	165
Marketing and community relations	234	244	189
Supplies/printing	164	152	145
Telephone	143	112	80
Dues and memberships	56	40	40
Other	1,761	1,423	1,163

Total Noninterest expense	$11,225	$10,059	$8,103

          Noninterest expenses increased 12% to $11 million in 2007 from $10 million in 2006. Salaries and employee benefits increased $405,000. Total full-time equivalent employees increased during the current year to 99 from 96 at December 31, 2006. The majority of the additions to staff were placed as additional support in the credit department of the Bank.
          Net occupancy and equipment expenses increased 8% to $1.8 million in 2007, primarily due to leasehold improvements on the West Fayetteville and operations locations.
          Data processing fees increased $63,000, or 15% compared to 2006. This increase was attributed to the opening of our West Fayetteville office and operations center and the overall growth of the Bank. Telephone expense increased $31,000, or 28% compared to 2006. This increase is mainly due to the upgrade of the Bank’s communications lines for overall efficiency and disaster recovery and business continuity planning. Increases were realized in both the accounting and audit and attorney’s fees during 2007. Accounting and audit fees increased due to the subsequent phase-in of procedures related to the implementation of our testing as required by Section 404 of the Sarbanes-Oxley Act. Attorney’s fees increased due to an increased level of problem loans and other real estate owned that needed legal attention in 2007.
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
          Other noninterest expenses, such as data processing and telephone expenses were also higher in 2006 compared to the previous year as a result of the Bank’s growth during the year.
Income Tax
          We reported an income tax benefit of $1,576,000 for 2007, and tax expense of $778,000, and $815,000 for 2006, and 2005, respectively. The effective tax rate for 2007, 2006, and 2005 was -45.40%, 23.77%, and 30.4%, respectively. There were no loss carryforwards or valuation allowances in 2007, 2006, or 2005.
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
          As of December 31, 2007, our cumulative one year interest rate-sensitivity gap ratio was .86. Our targeted ratio is 0.80 to 1.20 in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets. However, on a shorter term basis we have a positive gap. As a result, the recent interest rate reductions by the Federal Reserve have had an adverse effect on our net interest income.
          The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2007, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

		Three	One
		Months	Year
		but	but
	Within	Within	Within	After
	Three	One	Five	Five
	Months	Year	Years	Years	Total

Interest-earning assets
Federal funds sold	26,039	—	—	—	26,039
Interest bearing deposits	3,504	—	—	—	3,504
Securities	3,282	2,480	7,689	48,028	61,479
Loans	193,395	28,543	63,460	5,599	290,997

	226,220	31,023	71,149	53,627	382,019

Interest-bearing liabilities:
Interest-bearing demand deposits	48,515	—	—	—	48,515
Savings	2,859	—	—	—	2,859
Time Deposits	56,006	149,584	11,533	—	217,123
Subordinated debentures	10,929	—	—	—	10,929
Securities sold under repurchase agreements	14,574	—	—	—	14,574
Other Borrowings	7,500	10,000	33,000	7,000	57,500

	140,383	159,584	44,533	7,000	351,500

Interest rate sensitivity gap	85,837	(128,561)	26,616	46,627	30,519

Cumulative interest rate sensitivity gap	85,837	(42,724)	(16,108)	30,519

Interest rate sensitivity gap ratio	1.61	0.19	1.60	7.66

Cumulative interest rate sensitivity gap ratio	1.61	0.86	0.95	1.09
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

      Average balances, interest income, and interest expense
     The following table contains condensed average balance sheets (using daily average balances) for the years indicated. In addition, the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the related average interest rates, net interest spread and net yield on average interest earning assets are included.
Analysis of Net Interest Income
for the Years Ended December 31, 2007, 2006, and 2005

	2007			2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Deposits in banks	$2,154	$111	5.15%	$1,030	$59	5.73%	$935	$33	3.58%
Taxable investment securities	43,770	2,160	4.93%	45,928	2,206	4.80%	39,439	1,726	4.38%
Nontaxable investment securities	13,825	544	3.93%	13,978	530	3.79%	12,123	456	3.76%
Securities valuation account	(993)	—		(1,579)	—		(816)	—
Federal funds sold	6,969	343	4.92%	8,965	429	4.79%	9,996	313	3.13%
Loans (1)	304,880	25,365	8.32%	279,457	24,099	8.62%	225,007	16,648	7.40%
Allowance for loan losses	(3,807)	—		(3,472)	—		(2,441)	—
Cash and due from banks	5,787	—		5,551	—		5,018	—
Other assets	20,538	—		18,922	—		11,960	—

Total Assets	$393,123	—		$368,780	—		$301,221	—

Total interest-earning assets	$370,605	28,523	7.70%	$347,779	27,323	7.86%	$286,684	19,176	6.69%

Liabilities:
Noninterest-bearing demand	$35,046	—		$33,259	—		$27,637	—
Interest bearing demand and savings	56,091	1,670	2.98%	56,120	1,493	2.66%	54,810	992	1.81%
Time	195,561	9,928	5.08%	200,159	8,852	4.42%	156,146	5,313	3.40%

Total deposits	286,698			289,538			238,593
Other borrowings (2)	80,049	3,915	4.89%	53,586	2,418	4.51%	40,306	1,467	3.64%
Other liabilities	1,435	—		1,559	—		1,029	—
Stockholders’ equity	24,942	—		24,097	—		21,293	—

Total liabilities and stockholders’ equity	$393,124			$368,780			$301,221

Total interest-bearing liabilities	$331,701	15,513	4.68%	$309,865	12,763	4.12%	$251,262	7,772	3.18%

Net interest income		$13,010			$14,560			$11,404

Net interest margin (3)			3.51%			4.19%			3.98%

Net interest spread (4)			3.02%			3.74%			3.51%

(1)	Interest income from loans includes total fee income of approximately $1,378,000, $1,471,000, and $1,386,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The average balance of non-accrual loans included in average loans was $10,460,000, $3,055,000, and $1,720,000 in 2007, 2006 and 2005, respectively.

(2)	Other borrowings include subordinated debentures issued by the Company in 2004 and 2006.

(3)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

      Rate and Volume Analysis
     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
•	change in rate (change in rate multiplied by old volume);

•	change in volume (change in volume multiplied by old rate); and

•	a combination of change in rate and change in volume.
     The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

	Year Ended December 31,			Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Changes Due To:			Changes Due To:
(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in:
Income from interest-earning assets:
Loans	$2,128	$(862)	$1,266	$4,432	$3,019	$7,451
Investment securities	(111)	79	(32)	373	181	554
Federal funds sold	(98)	12	(86)	(35)	151	116
Deposits with other banks	59	(7)	52	3	23	26

Total interest income	1,978	(778)	1,200	4,773	3,374	8,147

Expense from interest-bearing liabilities:
Interest-bearing demand and savings	(1)	178	177	25	476	501
Time deposits	(209)	1,285	1,076	1,714	1,825	3,539
Other borrowings	192	10	202	470	201	671
Federal Home Loan Bank advances	968	327	1,295	152	128	280

Total interest expense	950	1,800	2,750	2,361	2,630	4,991

Net interest income	$1,028	$(2,578)	$(1,550)	$2,412	$744	$3,156

      Investment Portfolio
     Types of Investments
     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
(Dollars in Thousands)	2007	2006	2005

Mortgage-backed securities	$17,574	$16,489	$15,648
U.S. Government Sponsored Agencies	25,012	23,564	23,455
State an municipal securities	13,717	13,445	12,548
Corporate bonds	1,894	1,871	1,740

	$58,197	$55,369	$53,391

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
      Maturities
     The amounts of available for sale securities, including the weighted average yield in each category are shown in the following table according to contractual maturity classifications one through five years, after five through ten years and after ten years. There were no investment securities classified as held to maturity in 2007, 2006, or 2005.

	December 31,
	2007			2006		2005
			Year-end
			Weighted
	Amortized	Fair	Avg.	Amortized	Fair	Amortized	Fair
(Dollars in Thousands)	Cost	Value	Yield(1)	Cost	Value	Cost	Value

Mortgage-backed securities
Over one year through five years	$3,417	$3,377	3.95%	$3,575	$3,474	$2,527	$2,405
Over five years through ten years	4,324	4,221	3.73	6,319	6,106	7,537	7,254
Over ten years	10,031	9,976	5.02	7,064	6,909	6,237	5,989
State and municipal securities
One year or less	$—	$—	—%	$—	$—	$190	$189
Over one year through five years	1,329	$1,318	3.22	830	$835	849	$852
Over five years through ten years	4,068	4,060	3.77	4,887	4,838	1,635	1,573
Over ten years	8,414	8,340	4.16	7,734	7,771	10,090	9,934
Corporate bonds
Over five years through ten years	$1,000	$1,011	6.75%	$1,000	$987	$1,000	$1,014
Over ten years	880	882	7.61	880	884	726	726
U.S. Government Sponsored Agencies
One year or less	$2,498	$2,480	3.50%	$498	$498	$—	$—
Over one year through five years	1,995	1,983	3.64	4,488	4,353	4,482	4,323
Over five years through ten years	1,499	1,499	5.00	2,499	2,465	2,500	2,481
Over ten years	18,963	19,050	5.76	16,464	16,249	16,997	16,651

	$58,418	$58,197	4.81%	$56,238	$55,369	$54,770	$53,391

(1)	Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range and are not calculated on a tax equivalent basis.

Loan Portfolio
          Types of Loans
          The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan.

	December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
(Dollars in Thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$22,576	8%	$19,569	7%	$23,928	9%	$24,753	13%	$19,234	15%
Real estate-construction	162,478	56	168,720	58	134,997	53	56,787	31	34,848	28
Real estate-mortgage	101,779	35	101,169	34	90,640	36	101,151	54	66,884	53
Consumer installment and other	4,164	1	4,195	1	4,824	2	4,409	2	4,455	4

	290,997	100%	293,653	100%	254,389	100%	187,100	100%	125,421	100%
Less:

Allowance for loan losses	(7,961)		(3,051)		(3,001)		(2,016)		(1,419)
Deferred loan fees	(201)		(430)		(435)		(363)		(220)

Net loans	$282,835		$290,172		$250,953		$184,721		$123,782

          Maturities and Sensitivities of Loans to Changes in Interest Rates
          Total loans as of December 31, 2007 and 2006 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years and after five years.

	December 31,
(Dollars in Thousands)	2007	2006

Commercial
One year or less	$14,675	$8,343
After one through five years	7,901	8,779
After five years	—	2,447

	22,576	19,569

Real Estate — Construction
One year or less	149,876	158,998
After one through five years	12,602	9,344
After five years	—	378

	162,478	168,720

Other
One year or less	56,452	53,233
After one through five years	47,026	49,816
After five years	2,465	2,315

	105,943	105,364

	$290,997	$293,653

The following table summarizes loans as of December 31, 2007 and 2006 with the due dates after one year that have predetermined and floating or adjustable interest rates.

	December 31,
(Dollars in Thousands)	2007	2006

Predetermined interest rates	$59,935	$58,672
Floating or adjustable interest rates	10,059	14,407

	$69,994	$73,079

          Risk Elements
          Information with respect to non-accrual, past due and restructured loans as of December 31, 2007, 2006, 2005, 2004 and 2003 is as follows:

	December 31,
(Dollars in Thousands)	2007	2006	2005	2004	2003

Non-accrual loans	$19,615	$406	$2,539	$4,812	$444
Loans contractually past due 90 days or more as to interest or principal payments and still accruing	4,899	1,267	0	26	67
Restructured loans	0	0	0	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0	0	0	0
Interest income that would have been recorded on non-accrual and restructured loans under original terms	1,628	102	49	116	14
Interest income that was recorded on non-accrual and restructured loans	724	103	193	0	0

          As of December 31, 2007, the Bank had $19.6 million in non-accrual loans as compared to $406,000 as of December 31, 2006. This majority of the increase is attributed to the downturn in the real estate market and is centered in residential and commercial development and construction projects. Approximately $13 million of the increase is represented by seven (7) residential and construction projects, while $4.5 million is in a commercial development relationship. We expect the level of non-accrual loans to continue to increase during the first two quarters and level off during the remaining six months of 2008. However, continued slowness in the current real estate market could have a negative effect on these levels. Although we believe that adequate reserves have been provided for these loans, management will continue to make additional provisions to the loan loss reserve if conditions warrant.
          As the result of the increase of non-performing assets, the Bank has instituted greater emphasis and oversight by the Board of directors. Action plans and strategies on non-performing and other problematic loans are discussed on a weekly basis in the Directors Loan Committee. The committee has several members that are real estate professionals with numerous years of experience in the industry. This expertise should have a positive effect in establishing strategies that will facilitate the management and disposition of these assets.
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

	Year Ended December 31,
(Dollars in Thousands)	2007	2006	2005	2004	2003

Average amount of loans outstanding	$304,880	$279,457	$225,007	$160,948	$102,648

Balance of allowance for loan losses at beginning of year	$3,051	$3,001	$2,016	$1,419	$1,141

Loans charged off:
Consumer	(136)	(61)	(88)	(33)	(142)
Real estate	(1,344)	(705)	(175)	(232)	—
Commercial	(118)	(2,181)	(194)	(169)	—

	(1,598)	(2,947)	(457)	(434)	(142)

Loans recovered:	90	120	26	—	—

Net charge-offs	(1,508)	(2,827)	(431)	(434)	(142)

Additions to allowance charged to operating expense during year	6,418	2,877	1,416	1,031	420

Balance of allowance for loan losses at end of year	$7,961	$3,051	$3,001	$2,016	$1,419

Ratio of net loans charged off during the year to average loans outstanding	.49%	1.01%	0.19%	0.27%	0.14%

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

          All of our loans are assigned individual loan grades when underwritten. The Bank has established general reserves based on the historical loss ratio adjusted for qualitative factors. These reserves are regularly reviewed by the FDIC and the State of Georgia Department of Banking and Finance. General reserve factors applied to each rating grade are based upon management’s experience and common industry and regulatory guidelines.
          As of December 31, 2007, 2006, 2005, 2004 and 2003, we made no formal allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004		December 31, 2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in		loans in		loans in		loans in		loans in
		each		each		each		each		each
		category		category		category		category		category
(Dollars in		to total		to total		to total		to total		to total
Thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans

Commercial	$149	1.88%	$545	6.66%	$2,229	9.41%	$1,452	13.23%	$1,009	15.34%
Real estate-construction	5,056	63.50	1,424	57.46	396	53.06	263	30.35	131	27.78
Real estate-mortgage	47	.59	468	34.45	—	35.63	—	54.06	—	53.33
Consumer installment loans	20	.25	122	1.43	130	1.90	117	2.36	138	3.55
Other qualitative factors	2,689	33.78	492	—	246	—	184	—	141	—

	$7,961	100.00	$3,051	100.00	$3,001	100.00	$2,016	100.00	$1,419	100.00

          Deposits
          Average amount of deposits (determined using daily average balances) and average rates paid thereon, classified as to non-interest-bearing demand deposits, interest-bearing demand deposits, savings deposits and time deposits is presented below.

	Year Ended December 31,
	2007		2006		2005
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest-bearing demand deposits	$35,046	—%	$33,259	—%	$27,637	—%
Interest-bearing demand and savings deposits	56,091	2.98	56,120	2.66	54,810	1.81
Time deposits	195,561	5.08	200,159	4.42	156,146	3.40

Total	$286,698		$289,538		$238,593

          The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2007 are shown below by category, which is based on time remaining until maturity of three months or less, over three through six months, over six through twelve months and over twelve months.

(Dollars in Thousands)	December 31, 2007

Three months or less	$30,853
Over three through six months	20,382
Over six through twelve months	53,959
Over twelve months	5,402

Total	$110,596

          The Bank had approximately $105 million in jumbo CD’s maturing in one year or less at December 31, 2007. We believe the large percentage, 57%, of jumbo CD’s in relation to total CD’s is attributable to our affluent customer base. It is our experience that a large portion of these deposits are retained by the Bank as they mature because our deposit interest rates are comparable to other rates in our market.
          The Bank also obtains brokered funds in order to supplement retail deposits for funding loan growth during the year. The rates paid on these funds, including fees, were comparable to or slightly lower than retail time deposits issued at the same time. The total in brokered funds was $35,094,000 and $39,607,000 at December 31, 2007 and 2006, respectively.
           Return on Assets and Stockholders’ Equity
          The following rate of return information for the years indicated is presented below.

	Year Ended December 31,
	2007	2006	2005

Return on assets (1)	-.48%	.68%	.62%
Return on equity (2)	-7.60	10.36	8.77
Dividend payout ratio (3)	n/a	n/a	n/a
Equity to assets ratio (4)	6.13	6.53	7.07

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share of common stock divided by net income per share.

(4)	Average common equity divided by average total assets
Contract Maturities Disclosure
          The following table reflects a summary of the Company’s commitments to extend credit, commitments under contractual leases, as well as the Company’s contractual obligations, consisting of deposits, FHLB Advances and borrowed funds, as of December 31, 2007 by contractual maturity date.

		Less			More
		than			than five
(Dollars in Thousands)	Total	One year	1-3 years	3-5 years	years

Demand and Savings	$83,594	$83,594	$—	$—	$—
Time Deposits	217,123	205,590	10,343	1,190	—
FHLB Advances	57,500	17,500	—	33,000	7,000
Securities sold under repurchase agreements	14,574	14,574	—	—	—
Long-term debentures	10,929	—	—	—	10,929
Commitments to customers under lines of credit	43,289	43,289	—	—	—
Commitments under lease agreements	1,890	338	472	432	648

	$428,899	$364,885	$10,815	$34,622	$18,577
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
          The table below presents the contractual balances and the estimated fair value of the Company’s financial instruments at their expected maturity dates as of December 31, 2007. The expected maturity categories for investment securities take into consideration historical prepayment experience, as well as Management’s expectations based on the interest rate environment as of December 31, 2007. For core deposits without contractual maturity (i.e., interest-bearing checking, savings, and money market accounts), the table presents principal cash flows based on Management’s judgment concerning their most likely runoff or repricing behaviors. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2007.

			Expected Maturity Date
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Assets
Investment Securities
Fixed rate	$2,498	$1,661	$2,573	$1,277	$2,230	$46,366	$56,605	$56,417
Average interest rate	3.50%	3.35%	3.64%	4.60%	4.91%	4.99%	4.81%
Variable rate	3,282	—	—	—	—	1,813	5,095	5,062
Average interest rate	6.00%	—%	—%	—%	—%	4.59%	5.81%
Loans
Fixed rate	40,066	24,736	24,144	2,058	2,463	1,678	95,145	95,565
Average interest rate	7.43%	7.81%	8.00%	8.10%	7.92%	6.48%	7.50%
Variable rate	185,592	4,836	5,223	—	—	—	195,651	197,651
Average interest rate	6.98%	8.70%	8.30%	—	—	—	7.06%
Interest-bearing deposits with other banks
Variable rate	3,504	—	—	—	—	—	3,504	3,504
Average interest rate	5.15%	—	—	—	—	—	5.15%
Liabilities
Interest-bearing deposits and savings
Variable rate	51,374	—	—	—	—	—	51,374	51,374
Average interest rate	2.98%	—	—	—	—	—	2.98%
Time deposits	205,590	7,977	2,366	1,118	72	—	217,123	221,727
Average interest rate	5.02%	4.66%	4.61%	5.37%	4.38%	—	5.01%
Fixed rate short-term borrowings	10,000	—	—	—	33,000	7,000	50,000	54,207
Average interest rate	4.44%	—	—	—	4.51%	4.10%	4.44%
Variable rate short-term borrowings	14,574	7,500	—	—	—	—	22,074	22,074
Average interest rate	3.71%	4.86%	—	—	—	—	4.10%
Variable rate long-term borrowings	—	—	—	—	—	10,929	10,929	10,929
Average interest rate	—	—	—	—	—	7.70%	7.70%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
     The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Registered Public Accounting Firm thereon, are included as exhibit 13 to this report on 10-K and incorporated into this Item 8 by reference.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income (Loss) for the years ended
December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income (Loss)
for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended
December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     We have not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s principal executive and principal financial officers believe that the Company’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15(d)-15(e), are effective. This conclusion was based on an evaluation of these controls and procedures as of the end of the fourth quarter of 2007.
Changes in Internal Control Over Financial Reporting
     There have been no changes over financial reporting in our internal control over financial reporting that occurred during the fourth quarter of 2007 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2007, our internal controls over financial reporting were effective.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
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
     Additional information regarding the Company’s directors and executive officers is incorporated by reference to the section entitled “Directors and Executive Officers” in the Company’s Definitive Proxy Statement for its 2008 Annual Shareholders’ Meeting.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated by reference to the section entitled “Executive Compensation” in the Company’s Definitive Proxy Statement for its 2008 Annual Shareholders’ Meeting.
ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following chart sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2007.
Equity Compensation Plan Table

(c)
Number of
securities
	(a)		remaining available
	Number of		for future issuance
	securities to be	(b)	under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

Equity compensation plans approved by security holders	211,320	$7.49	25,417
Equity compensation plans not approved by security holders	—	—	—

Total	211,320	$7.49	25,417

     Additional disclosure is incorporated by reference to the section entitled “Outstanding Voting Securities of the Company and Principal Holders Thereof” in the Company’s Definitive Proxy Statement for its 2008 Annual Shareholders’ Meeting.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Incorporated by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s Definitive Proxy Statement for its 2008 Annual Shareholders’ Meeting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated by reference to the section entitled “Proposal No. 2 — Ratification of Independent Auditors” in the Company’s Definitive Proxy Statement for its 2008 Annual Shareholders’ Meeting.
PART IV
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
Gary D. McGaha
President and Chief Executive Officer Date: April 28, 2008

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gary D. McGaha Gary D. McGaha, President, Chief Executive Officer and Director [Principal Executive Officer]	Date: April 28, 2008

/s/ Leslye L. Grindle Leslye L. Grindle, Senior Vice-President Chief Financial Officer [Principal Financial Officer and Principal Accounting Officer]	Date: April 28, 2008

/s/ James S. Cameron James S. Cameron, Director	Date: April 28, 2008

/s/ George R. Davis, Sr. George R. Davis, Sr. , Director	Date: April 28, 2008

/s/ Robert B. Dixon, Jr. Robert B. Dixon, Jr. , Director	Date: April 28, 2008

/s/ Richard J. Dumas Richard J. Dumas, Director	Date: April 28, 2008

/s/ William Wayne Leslie. William Wayne Leslie, Director	Date: April 28, 2008

/s/ Thomas D. Reese Thomas D. Reese, Director	Date: April 28, 2008

/s/ William M. Strain	Date: April 28, 2008
William M. Strain, Director

/s/ Jackie L. Mask Jackie L. Mask, Director	Date: April 28, 2008