Form 10-Q
period 2008-03-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2008-06-11
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐              Accelerated filer ☐                            Non-accelerated filer ☐                           Smaller reporting company ☑
                                     (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of June 3, 2008: 2,593,874; no par value

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

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
SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
as of March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
Assets	(Unaudited)	(Audited)
Cash and due from banks	$6,701,314	$4,090,218
Interest bearing deposits in banks	4,509,749	3,503,959
Federal funds sold	1,335,000	26,039,000
Securities available for sale, at fair value	52,591,680	58,196,916
Restricted equity securities, at cost	2,986,400	3,282,000

Loans	265,523,228	290,796,352
Less allowance for loan losses	5,902,408	7,961,406

Loans, net	259,620,820	282,834,946

Premises and equipment	8,965,103	9,048,748
Foreclosed assets	22,864,598	10,470,787
Other assets	11,775,626	10,922,882

Total assets	$371,350,290	$408,389,456

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$32,939,188	$32,220,093
Interest-bearing	240,539,884	268,497,389

Total deposits	273,479,072	300,717,482

Federal Home Loan Bank advances	50,000,000	57,500,000
Securities sold under repurchase agreements	13,828,665	14,573,847
Subordinated debentures	10,929,000	10,929,000
Other liabilities	1,868,628	1,680,798

Total liabilities	350,105,365	385,401,127

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 2,593,874 shares issued and outstanding, respectively	16,209,539	16,204,025
Retained earnings	4,951,047	6,921,331
Accumulated other comprehensive income (loss)	84,339	(137,027)

Total shareholders’ equity	21,244,925	22,988,329

Total liabilities and shareholders’ equity	$371,350,290	$408,389,456

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income
Loans, including fees	$4,608,474	$6,552,410
Taxable securities	569,499	526,696
Nontaxable securities	136,666	136,270
Federal funds sold	127,117	65,341
Interest bearing deposits in banks	31,815	8,895

Total interest income	5,473,571	7,289,612

Interest expense
Deposits	2,708,913	2,871,855
Other borrowings	898,281	876,355

Total interest expense	3,607,194	3,748,210

Net interest income	1,866,377	3,541,402
Provision for loan losses	2,537,054	373,000

Net interest income after provision for loan losses	(670,677)	3,168,402

Other income
Service charges on deposit accounts	213,222	227,210
Other operating income	41,969	56,642

Total other income	255,191	283,852

Other expenses
Salaries and employee benefits	1,425,523	1,605,459
Equipment and occupancy expenses	499,782	449,615
Other operating expenses	862,642	688,707

Total other expenses	2,787,947	2,743,781

Net income (loss) before income taxes (benefits)	(3,203,433)	708,473
Income tax expense (benefits)	(1,233,149)	200,968

Net income (loss)	$(1,970,284)	$507,505

Basic earnings (losses) per share	$(0.76)	$0.20

Diluted earnings (losses) per share	$(0.76)	$0.19

Dividends declared per share	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$(1,970,284)	$507,505

Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during period, net of tax	221,366	158,279

Other comprehensive income	221,366	158,279

Comprehensive income (loss)	$(1,748,918)	$665,784

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(1,970,284)	$507,505
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	175,535	184,116
Provision for loan losses	2,537,054	373,000
Loss on sale of other real estate owned	35,939	—
Decrease (increase) in interest receivable	337,001	(129,084)
Increase (decrease) in interest payable	171,102	(77,592)
Increase in cash surrender value of life insurance	(52,585)	(48,485)
Stock-based compensation expense	5,514	6,504
Net other operating activities	(577,963)	36,447

Net cash provided by operating activities	661,313	852,411

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(1,005,790)	(243,451)
Purchase of securities available for sale	—	(699,340)
Proceeds from maturities of securities available for sale	5,248,194	1,640,351
(Purchase) redemption of restricted equity securities	295,600	(252,100)
Net decrease in federal funds sold	24,704,000	2,490,000
Proceeds from sales of other real estate owned	529,010	—
Net decrease (increase) in loans	7,754,251	(11,523,528)
Net purchases of premises and equipment	(91,890)	(134,614)

Net cash provided by (used in) investing activities	37,433,375	(8,722,682)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(27,238,410)	5,798,770
Net (decrease) increase in Federal Home Loan Bank advances	(7,500,000)	5,000,000
Net decrease in repurchase agreements	(745,182)	(480,355)

Net cash provided (used in) by financing activities	(35,483,592)	10,318,415

Net increase in cash and due from banks	2,611,096	2,448,144
Cash and due from banks at beginning of period	4,090,218	5,029,384

Cash and due from banks at end of period	$6,701,314	$7,477,528

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
The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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
A summary of the activity for the three months ended March 31, 2008 and 2007 is presented below:

	Three months ended
	March 31, 2008
			Weighted Average
		Weighted	Remaining
		Average Option	Contractual Term	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding, beginning of period	211,320	$7.49
Granted during the period	—	—
Forfeited during the period	(1,500)	18.50
Exercised during the period	—	—

Outstanding, end of period	209,820	$7.41	3.89	$—

Number of shares exercisable	204,986	$7.00	3.77	$—

	Three months ended
	March 31, 2007
			Weighted Average
		Weighted	Remaining
		Average Option	Contractual Term	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value

Outstanding, beginning of period	208,570	$7.30
Granted during the period	2,750	22.00
Forfeited during the period	—	—
Exercised during the period	—	—

Outstanding, end of period	211,320	$7.49	4.9	$2,337,303

Number of shares exercisable	203,237	$6.97	4.8	$2,352,607

The Company recognized compensation expense for employee stock options of $5,514 and $6,504 for the three months ended March 31, 2008 and 2007. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first quarter of 2008 and 2007. As of March 31, 2008, there was $24,172 of total unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over the vesting period of the options.

The Company granted no options during the three months ended March 31, 2008 and 2,750 options during the three months ended March 31, 2007. No options were exercised for the three months ended March 31, 2008 and 2007.

NOTE 3.	EARNINGS (LOSSES) PER CAPITAL SHARE
Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per capital share for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$(1,970,284)	$507,505

Weighted average capital shares outstanding	2,593,874	2,592,894
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	—	86,016

Total weighted average capital shares and capital stock equivalents outstanding	2,593,874	2,678,910

Diluted earnings (losses) per capital share	$(0.76)	$0.19

NOTE 4.	FAIR VALUE MEASUREMENTS
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position 157-2 which defers the effective date of Statement 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.
•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
Assets Measured at Fair Value on a Recurring Basis
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Available for Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.
Assets Measured at Fair Value on a Nonrecurring Basis
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Impaired Loans
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. During the first quarter of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $55,374,557 as of March 31, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
Foreclosed Assets
Foreclosed assets are marked to fair value at the time of foreclosure based on appraisal of the underlying collateral value. Any initial write-down of the loan upon foreclosure is charged to the allowance for loan losses. At March 31, 2008, the carrying value of foreclosed assets was $22,864,598. This valuation would be considered Level 3, due to the valuation being based on independent third party appraisals.
In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. While SFAS 159 is effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.
OVERVIEW
     Our first quarter results were highlighted by increased nonperforming assets and compressed net interest margins, which together contributed to a net loss of $2 million, or $0.76 per share. Our total assets declined over the first quarter of 2008 from $408 million at December 31, 2007 to $371 million at March 31, 2008. The communities that we serve continue to experience a downturn in the real estate market, especially as it relates to the acquisition, construction and development of residential housing. As a result of this weakening, and the fact that our capital levels are more strained than in prior periods, we have considerably slowed down our loan origination activity. Gross loans decreased during the first quarter from $291 million at December 31, 2007 to $266 million at March 31, 2008. Our other real estate increased during the quarter from $10.4 million at December 31, 2007 to $22.9 million at March 31, 2008 as we foreclosed on 42 properties that had served as collateral for delinquent loans, which contributed to the drop in loans. Our nonaccrual loans increased from approximately $19.6 million at December 31, 2007 to approximately $28.2 million at March 31, 2008 as the economic downturn has negatively affected our borrowers’ ability to repay their loans. In light of these circumstances we charged off $4.6 million in loans and took a provision for loan loss of $2.5 million during the first quarter. Our resulting allowance for loan loss was $5.9 million at March 31, 2008, which represented approximately 2.22% of total loans.
     We also continue to be directly impacted by the interest rate reductions initiated by the Federal Reserve in response to the broad market conditions. Because our loans generally reprice more quickly than our deposits, the declining interest rate environment has significantly compressed our net interest margin. Our increasing levels of nonperforming loans has also negatively affected our net interest margin. The combination of these forces has caused our net interest margin for the first quarter of 2008 to drop by 185 basis points from 3.95% for the first quarter of 2007 to 2.10% for the first quarter of 2008. We expect that our net interest margin will improve over the next several months as our deposits begin to reprice at lower rates. However, any further increase in the level of our nonperforming loans, which we expect in the short term, could offset the benefit that is produced by the repricing of our deposits.
FINANCIAL CONDITION
Total assets decreased $37 million from $408.4 million to $371.4 million, or 9% for the three months ended March 31, 2008. The net decrease in total assets for the three months ended March 31, 2008 consisted primarily of a decrease of $25.3 million in total loans, a $24.7 million decrease in fed funds sold and a decrease of $5.6 million in securities available for sale, as well as an increase in cash and due from banks of $2.6 million and an increase of $12.4 million in foreclosed assets. This reduction in assets allowed us not to renew $18.6 million in brokered certificates of deposits as they matured, as well as $7.5 million in Federal Home Loan Bank borrowings. Total deposits decreased by $27.2 million, or 9% for the three months ended March 31, 2008. This decrease in total deposits is due to the non-renewal of $18.6 million in brokered certificates of deposit and a decrease in core deposits of $8.6 million during the first three months of 2008. The loan to deposit ratio at March 31, 2008 was 97.09%, compared to 96.70% at December 31, 2007.
Shareholders’ equity decreased by $1,743,000 for the three months ended March 31, 2008. This net decrease consists of a net loss of $1,970,000 and an increase in unrealized gains on securities, net of tax, of $221,000. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to and repaid at maturity.
LIQUIDITY
Liquidity management involves the matching of the cash flow requirements of customer withdrawals of funds and the funding of loan originations, and the ability of our subsidiary bank to meet those requirements. Management monitors and maintains appropriate levels of liquidity so that maturities of assets and deposit are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.
At March 31, 2008, the Bank’s liquidity ratio was 11.38%. The Bank has an available borrowing capacity to meet any unexpected liquidity needs. In addition, the Company had approximately $2 million in cash at March 31, 2008 that could be injected into the Bank to meet capital and liquidity needs.
REGULATORY CAPITAL REQUIREMENTS
Banking regulations require us to maintain minimum capital levels in relation to assets. At March 31, 2008, the Company was considered well capitalized and the Bank was considered adequately capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company (on a consolidated basis) and Bank at March 31, 2008 were as follows:

				Regulatory Minimum
			Regulatory	Requirement for
			Minimum	Well Capitalized
	Company	Bank	Requirement	Status
Leverage Capital Ratio	7.54%	7.13%	4.00%	5.00%
Risk-Based Capital Ratios
Core Capital	9.20%	8.66%	4.00%	6.00%
Total Capital	10.63%	9.91%	8.00%	10.00%
We are continually monitoring our liquidity and capital position and intend to focus on maintaining our capital at appropriate levels. One impact of not being “well-capitalized” is that it could limit the Bank’s ability to acquire needed funding through sources such as brokered deposits, FHLB advances and unsecured federal funds credit lines, and could further impact liquidity through damages to our reputation in our deposit service areas. We continue to examine alternative strategies intended to strengthen our capital position which may in the future include, but not be limited to, restraining asset growth, raising additional capital, or shrinking our asset base, with the goal of maintaining the appropriate regulatory capital levels. Our efforts to improve our capital position, however, may be unsuccessful or may be offset by further losses sustained as a result of the weakening real estate markets.
RESULTS OF OPERATIONS
Net Interest Income. Net interest income decreased by $1,675,000 for the three month period ended March 31, 2008 compared to the same period in 2007. The decrease in net interest income for the three month period ended March 31, 2008 is attributable to the increased volume of nonaccruing loans and declining interest margin as compared to March 31, 2007 and to compressed net interest margins. This increase in nonaccruing loans directly impacts net interest income through the decrease or nonaccrual of interest income that would have been earned on these loans. Loans decreased during the three month period by $39.2 million, which generally provide greater yields to the Company. During this same period, total deposits decreased by $24.1 million, which included a decrease of $18.6 million in brokered certificates of deposit and a decrease of $5.5 million in core deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the three months ended March 31, 2008 was approximately 6.61% as compared to 8.83% for the same period in 2007, or a decrease of 222 basis points. The yield on total interest earning assets for the three months ended March 31, 2008 was 6.15% compared to 8.14% for the same period in 2007, or a decrease of 199 basis points. The rate paid on interest bearing liabilities for the same period decreased by only 36 basis points to 4.34% from 4.70%. These decreases in yields and rates are directly related to the continued adjustment of interest rates.
Due to the continued movement in interest rates and decreased volume of loans, deposits and borrowings at their respective current yields, the net interest margin decreased to 2.10% at March 31, 2008 as compared to 3.95% at March 31, 2007.
Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan losses on a monthly basis and make provisions as necessary. A provision of $2,537,000 was made during the three month period ending March 31, 2008 compared to $373,000 for the same period in 2007. The allowance for loan losses as a percentage of total loans was 2.22% at March 31, 2008, 2.74% at December 31, 2007, and 1.12% at March 31, 2007. Management believes the allowance for loan losses at March 31, 2008 is adequate to meet any foreseeable losses in the loan portfolio. However, if the real estate market in the communities we serve continues to deteriorate we may need to increase our allowance through additional provision for loan losses.
At March 31, 2008 and 2007, nonaccrual, past due and restructured loans were as follows:

	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
Total nonaccruing loans	$28,168	$7,115
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	85	59
Restructured loans	—	—

Nonaccrual loans and past due loans greater than 90 days and still accruing increased by $21.1 million comparing March 31, 2008 to March 31, 2007. As of March 31, 2008, the Bank had $28.3 million in nonaccrual loans and past due loans greater than 90 days and still accruing as compared to $7.2 million as of March 31, 2007. The majority of the increase is attributed to the downturn in the real estate market, primarily as it relates to residential and commercial development and construction projects. Approximately $24.8 million or 88% of the total nonaccrual loans are centered in twelve relationships that each have over $500,000 in total exposure. Approximately $17.2 million of the increase is represented by ten residential and construction projects. $2.7 million is in a commercial development relationship, while $4.8 million is in a commercial loan secured by 1st mortgage note receivables.
We expect the level of nonaccrual loans to continue to increase during the second quarter of 2008. We believe continued slowness in the current real estate market could have a negative effect on these levels during the remainder of 2008. Loans classified for regulatory purposes as substandard or special mention that have not been included in the table above are monitored by management on an ongoing basis to ensure performance under the current repayment terms. Allocations for loan losses on these loans have been made based on the current known credit, collateral, and market conditions. Management will continue to make additional allocations to specific loans as conditions warrant.
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
Information regarding certain loans and allowance for loan loss data for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Average amount of loans outstanding	$282,693	$300,992

Balance of allowance for loan losses at beginning of period	$7,961	$3,052
Loans charged off
Commercial and financial	(48)	(1)
Real estate	(4,556)	—
Installment	(15)	(21)

	(4,619)	(22)

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Loans recovered
Commercial and financial	6	2
Real estate	—	—
Installment	17	8

	23	10

Net charge-offs	(4,596)	(12)

Additions to allowance charged to operating expense during period	2,537	373

Balance of allowance for loan losses at end of period	$5,902	$3,413

Ratio of net loans charged-off during the period to average loans outstanding	1.63%	0.004%

Other Income. Other income decreased by $29,000 for the three months ended March 31, 2008 compared to the same period in 2007. Deposit service charges decreased $14,000 for the three months ended March 31, 2008 compared to the same period in 2007. Other operating income decreased by $15,000 for the three months ended March 31, 2008 compared to the same period in 2007.
Other Expenses. Other expenses increased by $44,000 for the three months ended March 31, 2008 compared to the same period in 2007. The most significant increases in 2008 are increases of $174,000 in other operating expenses and equipment and occupancy expenses of $50,000 for the three months ended March 31, 2008 compared to the same period in 2007. The most significant increases in the other operating expense category were attorney’s fees, which increased by $55,000, FDIC assessments, which increased by $69,000 and other real estate owned expense, which increased by $185,000. Increases in other real estate owned and attorney’s fees are directly related to the increase in non-performing loans. These increases were somewhat offset by decrease in certain operating expenses, including advertising/marketing and business development, which decreased by $28,000, and stationary and supplies, which decreased by $18,000 for the three months ended March 31, 2008 compared to the same period in 2007. The remaining net increase in the other operating expense category was minimal in amount. Salaries and employee benefits decreased by $180,000 for the three months ended March 31, 2008 compared to the same period in 2007. At March 31, 2008, the number of full-time equivalent employees was 84 compared to 96 at March 31, 2007. The decrease in the number of full-time equivalent employees is directly related to elimination and consolidation of several positions within the bank.
Income Taxes. We recorded an income tax benefit of $1,233,149 for the first quarter of 2008 compared to an income tax expense of $200,968 for the first quarter of 2007. This swing is due to a net profit for the first quarter of 2007 to a net loss for the first quarter of 2008. The effective tax rate for the first three months of 2008 and 2007 was (38.49)% and 28.37%, respectively.
Net Income. Net income decreased by $2.5 million for the three months ended March 31, 2008 as compared to the same period in 2007. The primary reason for the decrease in net income for the three months ended March 31, 2008 as compared to the same period in 2007 is due to a reduction in interest income which is related to the large amounts of nonaccrual loans, which caused us to increase the provision for loan losses. The details of the items of income and expenses are described above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Pursuant to the revised disclosure requirements for smaller public companies, no disclosure under this item is required.

Item 4.	CONTROLS AND PROCEDURES
Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.
Item 1A. RISK FACTORS
The Company does not believe that there have been any material changes from the risk factors previously disclosed in its Form 10-K for the year ended December 31, 2007 (the “10-K”). The risk factors set forth in Item 1A to Part I to the 10-K contain valuable information concerning factors that could materially affect our business, financial condition or future results. The risks described in the 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to or identified by us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or results of operation.

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

SOUTHERN COMMUNITY BANCSHARES, INC.
Date: June 6, 2008	/s/ Gary McGaha
Gary McGaha
President and CEO

Date June 6, 2008	/s/ Leslye Grindle
Leslye Grindle, Sr. Vice President and
Chief Financial Officer