Form 10-K/A
period 2007-12-31
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2008-06-30
CIK 1171017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1

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
     Yes ☐           No ☑
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑           No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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
     There were 2,593,874 shares of Common Stock outstanding as of March 31, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     None

EXPLANATORY NOTE
     Southern Community Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely for the purpose of adding certain disclosures to Part III which were originally intended to be incorporated by reference to the Company’s subsequently filed definitive proxy statement. General Instruction G(3) of the Form 10-K provides that the information required by Part III may be incorporated by reference from the registrant’s definitive proxy statement if such definitive proxy statement is filed with the SEC not later than 120 days after the end of the fiscal year covered by the Form 10-K. While the Company has filed its definitive proxy statement, the proxy statement was not filed within the requisite 120-day period and therefore the Company is unable to incorporate the Part III information by reference from its definitive proxy statement. Therefore, this Amendment is needed to complete Part III of the Form 10-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, the Company is including with the Amendment certain currently dated certifications.
     Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the April 29, 2008 filing of the Company’s Annual Report, and does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers
     The following table gives certain information about the current members of our board of directors and our executive officers, including their ages as of April 1, 2008 and the positions they hold. Except for Jackie L. Mask, each of our directors has served as a director since our incorporation in 2001 and as a director of Southern Community Bank, the Company’s bank subsidiary (the “Bank”) since 1999. Mr. Mask has served as a director of the Company and the Bank since 2001 and 2000, respectively, except for a period between March 2002 and August 2004 when he temporarily stepped off these boards. All of our directors other than Gary D. McGaha qualify as “independent” directors as defined in Nasdaq Rule 4200(a)(15).

Name	Class (if a director)	Age	Position(s) Held

James S. Cameron	II	52	Director

Jerry Daniel		63	SVP; CCO

George R. Davis, Sr.	III	68	Director

Robert B. Dixon, Jr.	III	64	Director

Richard J. Dumas	I	67	Director

Fred L. Faulkner		45	SVP; CLO

Leslye L. Grindle		43	SVP; CFO

William Wayne Leslie	I	49	Director

Jackie L. Mask	I	67	Director

Gary D. McGaha	III	69	President and CEO; Director

Thomas D. Reese	II	62	Director

William M. Strain	III	49	Director

Tina Stroud		61	SVP; Branch Admin
     The following text gives certain additional information concerning our directors and executive officers, including their business experience during the last five years.
     James S. Cameron is a resident of McDonough, Georgia. Mr. Cameron is a graduate of the University of Georgia and the University of Georgia School of Law in Athens, Georgia. Mr. Cameron served as a real estate attorney from 1980 through 1999 with the law firm of McNally, Fox & Cameron, P.C. located in Fayetteville, Georgia. Since 1994, Mr. Cameron has been a partner and the President of Cameron Development Corporation, a real estate development corporation located in McDonough, Georgia.
     Jerry Daniel serves as Senior Vice President and Chief Credit Officer of the Company and the Bank. Mr. Daniel has been a resident of Fayette County since 1977. He joined the Bank in September 2006 and has been in banking since 1972. He began his banking career at Fulton National Bank in Atlanta and served in various credit and lending capacities. Mr. Daniel has worked for various Georgia banking organizations including the National Bank of Georgia, First American Bancshares, Inc., Bank Corporation of Georgia, and Century South Bancshares, Inc. in various credit and lending positions. He also served as a National Bank Examiner for the Office of the Comptroller of the Currency from 1992 through 1996. Before joining Southern Community Bank, he served as Vice President in

Risk Management with Main Street Banks, Inc. from 2001 through March 2006. He joined Haven Trust Bank as Senior Vice President and Senior Lending Officer from March 2006 through September 2006.
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
     Robert B. Dixon, Jr. is a resident of Fayetteville, Georgia, and a graduate of the University of Georgia in Athens, Georgia. Since 1971 Mr. Dixon has been a home builder and developer. He holds a 51% interest and serves as President for the following entities: Chris Dixon & Associates, Inc.; Mike Harrell & Associates, Inc.; Gary Alford and Associates, Inc.; and Dixon-Alley Builders, Inc. Mr. Dixon also holds a 26% interest in Steve Alley & Associates, Inc. From 1992 to 1998, Mr. Dixon served as a director of Citizens Bank & Trust of Fayette County.
     Richard J. Dumas serves as Chairman of the Board of the Bank. Mr. Dumas is a resident of Fayetteville, Georgia. He has been the President and Chief Executive Officer of J&R Clothing, Inc., which owns retail clothing stores, since 1968.
     Fred L. Faulkner serves as Senior Vice President and Chief Lending Officer of the Company and the Bank. Mr. Faulkner began working for the Bank in December of 1999 and has been in banking since 1986. Prior to joining the Bank, he served as a construction lender for Georgia Federal Bank from 1986 through 1989. He then managed the Southern Metro Atlanta real estate lending operation for First Union National Bank from 1989 to 1991 before joining Citizens Bank & Trust. He served as Senior Vice President and Senior Lending Officer at Citizens through the merger with Newnan Savings Bank and then Branch Bank & Trust in 1999.
     Leslye L. Grindle serves as Senior Vice President and Chief Financial Officer of the Company and the Bank and the Chief Operating Officer of the Bank. Ms. Grindle has been with the Bank since January 2000 and has been in banking since 1981. Prior to joining the Bank she worked in Asset/Liability Management and Operations for the Bankers Bank in Atlanta, Georgia from April 1997 to February 1999. Before that Ms. Grindle was a Vice President managing operations and accounting for Citizens Bank and Trust of Fayette County from July 1991 to January 1997.
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
     Jackie L. Mask is a resident of Brooks, Georgia. Since 1969 he has owned or managed Mask Tire, a retail tire business in Fayetteville, Georgia. Mr. Mask served as a director of First Citizens Bank of Fayette County from 1990 to 1998.
     Gary D. McGaha has served as President and Chief Executive Officer of the Company and the Bank since their respective inceptions in 1999 and 2002, respectfully. He has been a resident of Fayette County since 1963 and has been a banker since then. He has served in a senior executive officer capacity at the National Bank of Georgia, Commercial Bank & Trust in Griffin, Citizens Bank & Trust of Fayette County and Heritage Bank prior to becoming the organizing President of the Bank. From 1991 to 1996, he served as Chief Operations Officer of Citizens Bank & Trust of Fayette County and on two occasions during that period as acting Chief Executive Officer. From 1996 to 1999, he served as County President and as a director at Heritage Bank. He has served as Chairman of the Fayette County Chamber of Commerce twice and has served as a director of Main Street — Fayetteville and a member of the Fayetteville Downtown Development Authority. He has served as a member of the board of directors of the Joseph Sams School and the Community Bankers Association of Georgia.
     Thomas D. Reese serves as Chairman of the Board of the Company. Mr. Reese is a resident of Senoia, Georgia and a graduate of Georgia State University in Atlanta, Georgia. Mr. Reese was licensed in Georgia as an insurance agent from 1974 to 1991. Since 1990, Mr. Reese has been the owner of Reese Builders & Developers, Inc. where he serves as President. Since 1986, Mr. Reese has been a partner in Metro South Development (shopping strip business) and he has been a partner in Hanners & Reese, Partnership since 1990 (office building business).

Since 1995, he has been an owner in Tyler Restaurant Properties, Inc. (restaurant property business) where he serves as President. Mr. Reese served as a director of Citizens Bank & Trust of Fayette County from 1990 to 1998.
     Dr. William M. Strain is a resident of Fayetteville, Georgia. From 2001 to the present Dr. Strain has worked as a physician for Digestive Healthcare of Georgia. From 1989 to 2001 Dr. Strain practiced medicine in the field of gastroenterology at the Fayette Medical Clinic of which he was a partner.
     Tina Stroud is a resident of Jonesboro, Georgia. Ms. Stroud serves as Senior Vice President and Branch Administrator of the Bank. Ms. Stroud has been with the Bank since August 2005, and has been in banking for over 35 years. Prior to joining the Bank she was employed with Wachovia Bank from 1969 to 2005, most recently being Region Manager.
     There are no family relationships between any director or executive officer and any other director or executive officer of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of any class of the Company’s equity securities, to file with the Securities and Exchange Commission (the “SEC”) initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Such persons are required to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on its review of copies of such reports received by it and written representations that no other reports were required, the Company believes that all filing requirements were complied with except that Tina Stroud and Jerry Daniel each filed a late Form 3.
Code of Ethics
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
Audit Committee Financial Expert
     The board of directors has determined that none of the members of the Audit Committee satisfies all five criteria that are necessary for a person to quality as an audit committee financial expert under SEC rules. However, the board of directors believes that each member of the Audit Committee is financially literate and, through their various business experiences, is well qualified to perform the functions that are required as a member of the Audit Committee. Therefore, the board of directors did not feel that it was necessary to seek a new member who would qualify as an audit committee financial expert, although the board may do so in the future.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
     The table below provides information concerning the compensation paid to or earned by the Company’s chief executive officer and its two most highly compensated executive officers (other than the CEO) for services in all capacities for the years ended December 31, 2007 and 2006.

						Non-Equity	Nonqualified
						Incentive Plan	Deferred	All Other
Name and			Bonus	Stock	Option	Compensation	Compensation	Compensation
Principal Position	Year	Salary ($)	($)[1]	Awards ($)	Awards ($)	($)	Earnings ($)	($)[2]	Total ($)
Gary D. McGaha	2007	225,000	—	—	—	—	—	37,876	262,876
President & CEO	2006	195,000	3,900	—	—	47,125	—	35,468	281,493

Leslye L. Grindle	2007	130,000	—	—	—	—	—	16,870	146,870
Senior Vice President	2006	110,000	2,200	—	—	21,267	—	18,085	151,552

Fred L. Faulkner	2007	175,000	—	—	—	—	—	21,834	196,834
Senior Vice President	2006	140,000	2,800	—	18,173	55,275	—	19,902	236,150

(1)	This column reflects the amount of the discretionary bonus paid for the respective year. Bonus payments made under the Company’s incentive program, which awards cash bonuses based upon the achievement of certain performance criteria established each year by the board of directors, are reflected in the Non-Equity Incentive Plan Compensation Column.

(2)	The components of this column are detailed in the table below.
All Other Compensation

	Director's Fees	Auto Allowance	Health Insurance	Dental Insurance	Life Insurance	401(k) Match	Club Dues	Total
Gary D. McGaha	12,000	6,000	7,853	302	1,596	10,125	—	37,876
Leslye L. Grindle	—	6,000	3,534	302	1,440	2,925	2,669	16,870
Fred L. Faulkner	—	6,000	3,988	302	1,596	7,564	2,384	21,834
Outstanding Equity Awards at December 31, 2007
     No equity awards were granted to the Company’s executive officers in 2007. The following table provides information concerning unvested options, unexercised options, and equity incentive plan awards for each of the Company’s executive officers as of December 31, 2007. None of the executives identified below exercised any options during 2007.

Option Awards
Equity
Incentive
Plan Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	(#)	(#)	Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
Gary D. McGaha	16,339	—	—	6.89	11/20/2011
Leslye Grindle	—	—	—	—
Fred L. Faulkner	5,925	—	—	6.89	11/20/2011
	11,852	—	—	7.03	05/19/2013
Potential Payments Upon Termination or Change in Control
     The Company has employment or change in control contracts with each of the executive officers named in the summary compensation table above. These contracts, among other things, provide for potential payments upon termination or a change in control. The details of the severance and change in control provisions of these contracts are described below.
     Gary D. McGaha. On January 1, 2001 the Bank entered into an employment agreement with its President and Chief Executive Officer, Gary D. McGaha. The agreement had an initial term of three years and is automatically extended for an additional year on each anniversary unless either party gives the other six months notice.
     If the Bank terminates Mr. McGaha’s employment other than upon death or disability or for cause then it will pay to Mr. McGaha severance compensation equal to Mr. McGaha’s base salary then in effect, which will be paid over a one-year period of time. Mr. McGaha will also be entitled to insurance benefits equal to those being received on the termination date for a 12 month period of time or until Mr. McGaha becomes employed by another employer, whichever is shorter. Assuming such a termination as of the last business day of 2007, the Bank would have been required to pay Mr. McGaha $234,751 over a one-year period, unless he accepts employment with another employer during that period, in which the payments would cease on the date such employment commences.
     If the Bank experiences a change in control and as a result of such change in control Mr. McGaha either:
•	is terminated (except for cause) during the one year period after the change of control and before Mr. McGaha reaches the age of 75; or

•	resigns after an adverse change in duties or salary during the one year period after the change in control, then Mr. McGaha will be entitled to receive severance compensation in an amount equal to 150% of his base salary then in effect in a lump sum within 14 days following the termination or resignation. Assuming such a termination or resignation as of the last business day of 2007, the Bank would have been required to pay Mr. McGaha $337,500.
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

     Fred Faulkner. On January 1, 2001, the Bank entered into an employment agreement with its Senior Vice President and Chief Lending Officer, Fred L. Faulkner. The agreement had an initial term of two years and is automatically extended for an additional year on each anniversary unless either party gives the other six months notice.
     If the Bank terminated Mr. Faulkner’s employment other than upon death or disability or for cause then it will pay to Mr. Faulkner severance compensation equal to Mr. Faulkner’s base salary then in effect, which will be paid over a one-year period of time. Mr. Faulkner will also be entitled to insurance benefits equal to those being received on the termination date for a 12 month period of time or until Mr. Faulkner becomes employed by another employer, whichever is shorter. Assuming such a termination as of the last business day of 2007, the Bank would have been required to pay Mr. Faulkner $180,886 over a one-year period, unless he accepts employment with another employer during that period, in which the payments would cease on the date such employment commences.
     If the Bank experiences a change in control and as a result of such change in control Mr. Faulkner either:
•	is terminated (except for cause) during the one year period after the change of control and before Mr. Faulkner reaches the age of 75; or

•	resigns after an adverse change in duties or salary during the one year period after the change in control, then Mr. Faulkner will be entitled to receive severance compensation in an amount equal to 150% of his base salary then in effect in a lump sum within 14 days following the termination or resignation. Assuming such a termination or resignation as of the last business day of 2007, the Bank would have been required to pay Mr. Faulkner $262,500.
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
     Leslye L. Grindle. On October 1, 2003 the Bank entered into a Change in Control Agreement with its Senior Vice President and Chief Financial Officer, Leslye L. Grindle. The agreement provides that the Bank will pay Ms. Grindle an amount equal to 100% of her base salary then in effect if the Bank experiences a change in control and as a result of the change in control Ms. Grindle is either (i) terminated (except for cause) during the one-year period after the change in control becomes effective or (ii) resigns after an adverse change in duties or salary during the one-year period after the change in control. This payment will be made in a lump sum within 14 days following the date of termination or resignation. Assuming such a termination or resignation as of the last business day of 2007, the Bank would have been required to pay Ms. Grindle $130,000.
2007 Director Compensation
     The following table provides information concerning the compensation of the Company’s directors for 2007. The table omits Gary D. McGaha since he is also an executive officer and his compensation for services as a director is fully reflected in the summary compensation table above.

					Nonqualified
				Non-Equity	Deferred
	Fees Earned or			Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

James S. Cameron	17,900	—	—	—	—	—	17,900

George R. Davis, Sr.	14,550	—	—	—	—	—	14,550

Robert B. Dixon, Jr.	18,500	—	—	—	—	—	18,500

Richard J. Dumas	16,600	—	—	—	—	—	16,600

William Wayne Leslie	16,050	—	—	—	—	—	16,050

Jackie L. Mask	15,300	—	—	—	—	—	15,300

Thomas D. Reese	30,050	—	—	—	—	—	30,050

Dan V. Stinchcomb	7,000	—	—	—	—	—	7,000

William M. Strain	14,850	—	—	—	—	—	14,850

ITEM 12.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
     The following chart sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2007.

Equity Compensation Plan Table
	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

Equity compensation plans approved by security holders	211,320	$7.49	25,417
Equity compensation plans not approved by security holders	—	—	—

Total	211,320	$7.49	25,417

Security Ownership of Certain Beneficial Owners and Management
     The following tables set forth certain information regarding the Company’s common stock owned, as of March 31, 2008, by:
•	each person who beneficially owns more than 5% of the outstanding shares of the Company’s stock;

•	each director of the Company;

•	each executive officer of the Company who is named in the summary compensation table; and

•	all the Company directors and executive officers as a group.
     Except as otherwise indicated, the persons named in the tables below have sole voting and investment powers with respect to all shares shown as beneficially owned by them. The information shown below is based upon information furnished by the named persons and based upon “beneficial ownership” concepts set forth in rules issued under the Securities Exchange Act of 1934. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. Under applicable SEC rules, the number of outstanding shares of Common Stock used in the computation of the “Percent of Class” includes currently exercisable stock options owned by the shareholder.

     Management of the Company is aware of the following persons who beneficially own 5% or more of the Company’s common stock:

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership		Percent of Class
Robert B. Dixon, Jr.	155,063	(1)	5.94%
105 Meetinghouse Road Fayetteville, Georgia 30215

Richard J. Dumas	195,004	(1)	7.47%
390 Birkdale Drive Fayetteville, Georgia 30215

Thomas D. Reese	183,490	(1)	7.03%
956 Al Roberts Road Senioa, Georgia 30276

(1)	See appropriate footnotes to the table below for a description of the beneficial stock ownership for these persons.
     The following table sets forth the beneficial stock ownership of each director and named executive officer and for all directors and named executive officers as a group:

	Number of Shares
Name of Beneficial Owner	Beneficially Owned		Percent of Common Stock
Gary D. McGaha	39,857	(1)	1.53%
Fred L. Faulkner	39,797	(2)	1.52%
Leslye L. Grindle	2,450		.09%
James S. Cameron	104,754	(3)(4)	4.01%
George R. Davis, Sr.	107,374	(3)(5)	4.11%
Robert B. Dixon, Jr.	155,063	(3)(6)	5.94%
Richard J. Dumas	195,004	(3)(7)	7.47%
William Wayne Leslie	97,051	(3)(8)	3.72%
Jackie L. Mask	77,797	(3)	2.98%
Thomas D. Reese	183,490	(3)(9)	7.03%
William M. Strain	81,775	(3)(10)	3.13%
All directors and named executive officers (11 persons)	1,084,412	(11)	39.15%

(1)	Includes 16,339 shares that may be obtained through the exercise of vested incentive stock options, 7,444 shares of the Company’s Common Stock held in Mr. McGaha’s IRA account, 250 shares that he holds as custodian for a minor grandchild and 177 shares held by Mr. McGaha’s wife. Mr. McGaha disclaims ownership of the shares held by his wife.

(2)	Includes 17,777 shares that may be obtained through the exercise of vested incentive stock options and 21,965 shares of the Company’s Common Stock held by Mr. Faulkner’s wife. Mr. Faulkner disclaims ownership of the shares held by his wife.

(3)	Includes shares that may be obtained through the exercise of vested options to purchase 17,777 shares of Common Stock issued pursuant to the Bank’s 2001 Directors Stock Option Plan and assumed by the Company when the Bank reorganized into a holding company structure effective January 1, 2002.

(4)	With respect to Mr. Cameron, beneficial ownership as reported in the table includes 30,191 shares of the Company’s Common Stock held in Mr. Cameron’s IRA account.

(5)	With respect to Mr. Davis, beneficial ownership as reported in the table includes 42,665 shares of the Company’s Common Stock held in Mr. Davis’s IRA account.

(6)	With respect to Mr. Dixon, beneficial ownership as reported in the table includes 53,020 shares of the Company’s Common Stock held in Mr. Dixon’s IRA account, 25,600 shares of the Company’s Common Stock held in the name of Chris Dixon & Associates, Inc. Profit Sharing Plan, and 8,049 shares held in an IRA account by Mr. Dixon’s wife. Mr. Dixon disclaims beneficial ownership of shares held by his wife.

(7)	With respect to Mr. Dumas, beneficial ownership as reported in the table includes 41,156 shares of the Company’s Common Stock held in the name of J&R Closing, Inc. Profit Sharing Plan.

(8)	With respect to Mr. Leslie, beneficial ownership as reported in the table includes 1,944 shares of the Company’s Common Stock held in Mr. Leslie’s IRA account and 10,665 shares of the Company’s Common Stock held in the name of Leslie Contracting, Inc.

(9)	With respect to Mr. Reese, beneficial ownership as reported in the table includes 56,177 shares of the Company’s Common Stock held in Mr. Reese’s IRA account.

(10)	With respect to Dr. Strain, beneficial ownership as reported in the table includes 8,889 shares of the Company’s Common Stock held in Mr. Strain’s IRA account.

(11)	Includes shares that may be obtained through the exercise of vested options to purchase 177,999 shares.
     Changes in Control. There are no arrangements that may result in a change of control of the Company.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Certain of the directors and executive officers of the Company, members of their families and companies or firms with which they are associated, were customers of and had banking transactions with the Company’s bank subsidiary in the ordinary course of business during 2007, and such transactions are expected to continue in the future. All loans and commitments to loan included in these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than a normal risk of collectability or present other unfavorable features. None of the loans outstanding to directors or officers of the Company, members of their immediate families or companies or firms with which they are associated were non-performing as of December 31, 2007. Total loans outstanding to all directors and executive officers of the Company and Southern Community Bank, or affiliates of such persons (including members of the immediate families of such persons or companies in which such persons had a 10% or more beneficial interest), amounted to an aggregate of $12,446,000 at December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following captions set forth the amounts billed by Mauldin & Jenkins, LLC for auditing services and all other services. The Company’s board of directors has considered whether the provision of non-audit services is compatible with maintaining auditor independence and has determined that the services rendered are compatible with maintaining the independence of Mauldin & Jenkins as the Company’s independent auditors.
     Audit Fees. Mauldin & Jenkins, LLC billed the Company $96,550 for 2007 and $76,500 for 2006 for professional services rendered in connection with the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings for these years.
     Audit-Related Fees. Mauldin & Jenkins, LLC did not bill the Company during 2007 or 2006 for services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported under “Audit Fees” above.
     Tax Fees. Mauldin & Jenkins, LLC billed the Company $11,600 for 2007 and $10,000 for 2006 for professional services rendered for tax compliance, tax advice, and tax planning.
     All Other Fees. Mauldin & Jenkins, LLC did not bill the Company for any professional services during 2007 and 2006 other than those described above.
     Preapproval by Audit Committee. The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services.
     In 2007, the Audit Committee pre-approved 100% of all audit services performed by the independent auditors. There were no hours expended, billed, or performed by any persons other than the full time, permanent employees of the independent auditors.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following exhibits, which include all financial statements filed as a part of this report, are filed as a part of or incorporated by reference in this report:

Exhibit
Number	Description

3.1	Articles of incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Form SB-2 filed by the Registrant on April 12, 2002)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Form SB-2 filed by the Registrant on April 12, 2002)

10.1	2001 Incentive Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*

10.2	Employment Agreement between Gary D. McGaha and Southern Community Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*

10.3	Employment Agreement between Fred L. Faulkner and Southern Community Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Form SB-2 filed with the Commission on April 12, 2002)*

13	Consolidated Financial Statements of Southern Community Bancshares, Inc. (incorporated by reference to Exhibit 13 to the Registrant’s original Form 10-K filed on April 29, 2008)

Exhibit
Number	Description

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s original Form 10-K filed on April 29, 2008)

23	Consent of Mauldin & Jenkins, LLC

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC. (Registrant)
By:	/s/ Gary D. McGaha
Gary D. McGaha
President and Chief Executive Officer Date: June 30, 2008