Form 10-Q
period 2008-06-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2008-08-14
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of July 21, 2008: 2,593,874; no par value

SOUTHERN COMMUNITY BANCSHARES, INC. AND SUBSIDIARY

A Warning About Forward-Looking Statements
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
SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
as of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$1,896,057	$4,090,218
Interest bearing deposits in banks	4,696,030	3,503,959
Federal funds sold	1,171,000	26,039,000
Securities available for sale, at fair value	64,556,610	58,196,916
Restricted equity securities, at cost	2,986,400	3,282,000

Loans	256,820,978	290,796,352
Less allowance for loan losses	5,924,965	7,961,406

Loans, net	250,896,013	282,834,946

Premises and equipment	8,925,825	9,048,748
Foreclosed assets	29,935,129	10,470,787
Other assets	12,617,028	10,922,882

Total assets	$377,680,092	$408,389,456

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$30,538,274	$32,220,093
Interest-bearing	248,608,588	268,497,389

Total deposits	279,146,862	300,717,482

Federal Home Loan Bank advances	50,000,000	57,500,000
Securities sold under repurchase agreements	17,178,715	14,573,847
Subordinated debentures	10,929,000	10,929,000
Other liabilities	1,722,261	1,680,798

Total liabilities	358,976,838	385,401,127

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 2,593,874 shares issued and outstanding, respectively	16,214,132	16,204,025
Retained earnings	3,773,487	6,921,331
Accumulated other comprehensive loss	(1,284,365)	(137,027)

Total shareholders’ equity	18,703,254	22,988,329

Total liabilities and shareholders’ equity	$377,680,092	$408,389,456

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$3,544,243	$6,738,793	$8,152,717	$13,291,203
Taxable securities	672,770	513,525	1,242,269	1,040,221
Nontaxable securities	64,577	135,208	201,243	271,478
Federal funds sold	53,143	84,045	180,260	149,386
Interest bearing deposits in banks	33,569	27,238	65,384	36,133

Total interest income	4,368,302	7,498,809	9,841,873	14,788,421

Interest expense
Deposits	2,440,842	2,939,824	5,149,755	5,811,679
Other borrowings	665,282	966,652	1,563,563	1,843,007

Total interest expense	3,106,124	3,906,476	6,713,318	7,654,686

Net interest income	1,262,178	3,592,333	3,128,555	7,133,735
Provision for loan losses	1,161,496	618,942	3,698,550	991,942

Net interest income (loss) after provision for loan losses	100,682	2,973,391	(569,995)	6,141,793

Other income
Service charges on deposit accounts	224,951	265,263	438,173	492,473
Gain on sale of securities available for sale	332,255	—	332,255	—
Other operating income	(54,531)	91,223	(12,562)	147,865

Total other income	502,675	356,486	757,866	640,338

Other expenses
Salaries and employee benefits	1,304,463	1,465,430	2,729,986	3,070,889
Equipment and occupancy expenses	465,515	465,061	965,297	914,676
Other operating expenses	896,081	866,067	1,758,723	1,554,774

Total other expenses	2,666,059	2,796,558	5,454,006	5,540,339

Net income (loss) before income taxes (benefits)	(2,062,702)	533,319	(5,266,135)	1,241,792
Income tax expense (benefits)	(885,142)	135,176	(2,118,291)	336,144

Net income (loss)	$(1,177,560)	$398,143	$(3,147,844)	$905,648

Basic earnings (losses) per share	$(0.45)	$0.15	$(1.21)	$0.35

Diluted earnings (losses) per share	$(0.45)	$0.15	$(1.21)	$0.34

Dividends declared per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,177,560)	$398,143	$(3,147,844)	$905,648

Other comprehensive loss:

Unrealized holding losses on securities available for sale arising during period, net of tax	(1,162,706)	(722,484)	(941,340)	(564,205)
Reclassification adjustment for gains realized in net income, net of tax	(205,998)	—	(205,998)	—

Other comprehensive loss	(1,368,704)	(722,484)	(1,147,338)	(564,205)

Comprehensive income (loss)	$(2,546,264)	$(324,341)	$(4,295,182)	$341,443

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(3,147,844)	$905,648
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	346,994	372,049
Provision for loan losses	3,698,550	991,942
Gain on sale of securities available for sale	(332,255)	—
Loss on sale of other real estate owned	165,190	—
Decrease in interest receivable	1,070,305	203,375
Increase (decrease) in interest payable	(6,483)	179,589
Increase in cash surrender value of life insurance	(104,061)	(96,969)
Stock-based compensation expense	10,107	13,110
Net other operating activities	(3,699,787)	(56,575)

Net cash provided by (used in) operating activities	(1,999,284)	2,512,169

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(1,192,071)	(605,559)
Purchase of securities available for sale	(54,294,385)	(1,665,840)
Proceeds from maturities of securities available for sale	25,308,012	4,134,024
Proceeds from sales of securities available for sale	21,108,390	—
(Purchase) redemption of restricted equity securities	295,600	(612,100)
Net decrease in federal funds sold	24,868,000	4,693,000
Proceeds from sales of other real estate owned	1,742,546	—
Net decrease (increase) in loans	8,658,854	(16,444,351)
Net purchases of premises and equipment	(224,071)	(315,204)

Net cash provided by (used in) investing activities	26,270,875	(10,816,030)

FINANCING ACTIVITIES
Net decrease in deposits	(21,570,620)	(5,301,432)
Net (decrease) increase in Federal Home Loan Bank advances	(7,500,000)	13,000,000
Net increase in repurchase agreements	2,604,868	4,370,864

Net cash provided by (used in) financing activities	(26,465,752)	12,069,432

Net (decrease) increase in cash and due from banks	(2,194,161)	3,765,571

Cash and due from banks at beginning of period	4,090,218	5,029,384

Cash and due from banks at end of period	$1,896,057	$8,794,955

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
The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2. STOCK	COMPENSATION PLANS
The Company has a stock option plan reserving 88,889 shares of capital stock for the granting of options to key employees. The Company also has a stock option plan reserving 160,000 shares of common stock for the granting of options to directors. Option prices reflect the fair market value of the Company’s common stock on the dates the options are granted. The options may be exercised over a period of ten years in accordance with vesting schedules determined by the Board of Directors.
A summary of the activity for the six months ended June 30, 2008 and 2007 is presented below:

	Six months ended
	June 30, 2008
			Weighted Average
		Weighted Average	Remaining
		Option Price Per	Contractual Term	Aggregate
	Shares	Share	(in years)	Intrinsic Value
Outstanding, beginning of period	211,320	$7.49
Granted during the period	—	—
Forfeited during the period	(1,500)	18.50
Exercised during the period	—	—

Outstanding, end of period	209,820	$7.41	3.89	$—

Number of shares exercisable	204,986	$7.00	3.77	$—

	Six months ended
	June 30, 2007
			Weighted Average
		Weighted Average	Remaining
		Option Price Per	Contractual Term	Aggregate Intrinsic
	Shares	Share	(in years)	Value
Outstanding, beginning of period	208,570	$7.30
Granted during the period	2,750	22.00
Forfeited during the period	—	—
Exercised during the period	—	—

Outstanding, end of period	211,320	$7.49	4.68	$1,677,534

Number of shares exercisable	203,569	$7.00	4.51	$1,677,534

The Company recognized compensation expense for employee stock options of $10,107 and $13,110 for the six months ended June 30, 2008 and 2007, respectively. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first six months of 2008 and 2007. As of June 30, 2008, there was $19,579 of total unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over the remaining vesting period of the options.
The Company granted no options during the six months ended June 30, 2008 and 2,750 options during the six months ended June 30, 2007. No options were exercised during the six months ended June 30, 2008 and 2007.

NOTE 3.	EARNINGS (LOSSES) PER CAPITAL SHARE
Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per capital share for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,177,560)	$398,143	$(3,147,844)	$905,648

Weighted average common shares outstanding	2,593,874	2,592,894	2,593,874	2,592,894
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	—	56,800	—	59,514

Total weighted average common shares and capital stock equivalents outstanding	2,593,874	2,649,694	2,593,874	2,652,408

Diluted earnings (losses) per common share	$(0.45)	$0.15	$(1.21)	$0.34

NOTE 4.	FAIR VALUE MEASUREMENTS
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
Available for Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company’s securities are considered to be Level 1 and Level 2 securities.
Assets Measured at Fair Value on a Nonrecurring Basis
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Impaired Loans
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. During the first six months of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $51,924,327 as of June 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
Foreclosed Assets
Foreclosed assets are marked to fair value at the time of foreclosure based on appraisal of the underlying collateral value. Any initial write-down of the loan upon foreclosure is charged to the allowance for loan losses. At June 30, 2008, the carrying value of foreclosed assets was $29,935,129. This valuation would be considered Level 3, due to the valuation being based on independent third party appraisals.
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
OVERVIEW
     Second quarter 2008 results were highlighted by increased nonperforming assets and compressed net interest margins, which together contributed to a net loss of $3.1 million, or $1.21 per share. Our total assets declined over the first half of 2008 from $408 million at December 31, 2007 to $378 million at June 30, 2008. The communities that we serve continue to experience a downturn in the real estate market, especially as it relates to the acquisition, construction and development of residential housing. As a result of this weakening, and the fact that our capital levels are more strained than in prior periods, we have considerably slowed down our loan origination activity. Gross loans decreased during the first half of 2008 from $291 million at December 31, 2007 to $257 million at June 30, 2008. Our other real estate increased during this period from $10.4 million at December 31, 2007 to $30 million at June 30, 2008 as we foreclosed on 43 properties that had served as collateral for delinquent loans, which contributed to the drop in loans. Our nonaccrual loans increased from approximately $19.6 million at December 31, 2007 to approximately $37.5 million at June 30, 2008 as the economic downturn has negatively affected our borrowers’ ability to repay their loans. In light of these circumstances we charged off $5.7 million in loans and took a provision for loan loss of $3.7 million during this period. Our resulting allowance for loan loss was $5.9 million at June 30, 2008, which represented approximately 2.31% of total loans.
     We also continue to be directly impacted by the interest rate reductions initiated by the Federal Reserve in response to the broad market conditions. Because our loans generally reprice more quickly than our deposits, the declining interest rate environment has significantly compressed our net interest margin. Our increasing levels of nonperforming loans have also negatively affected our net interest margin. The combination of these forces has caused our net interest margin for the first half of 2008 to drop by 210 basis points from 3.91% for the first half of 2007 to 1.81% for the same period in 2008. We expect that our net interest margin will improve over the next several months as our deposits begin to reprice at lower rates. However, any further increase in the level of our nonperforming loans, which we expect in the short term, could offset the benefit that is produced by the repricing of our deposits.

OUTLOOK
We will continue to face operational challenges for the foreseeable future. While we anticipate that our level of non-performing assets will begin to level off and then fall marginally during the second half of 2008, and therefore our provision for loan loss would moderate, the negative impact that our high levels of non-performing assets has on our net interest margin will continue to impair our profitability. In fact, we project losses into the foreseeable future even if the economic environment in the communities we serve does stabilize.
FINANCIAL CONDITION
Total assets decreased $30.7 million from $408.4 million to $377.7 million, or 8%, for the six months ended June 30, 2008. This decrease was due to a reduction in loans of $33.9 million, a reduction in fed funds sold of $24.9 million, offset by an increase in foreclosed assets of $19.5 million and an increase in securities available for sale of $6.3 million. Total deposits decreased by $21.6 million, or 7%, for the six months ended June 30, 2008, while Federal Home Loan Bank advances decreased by $7.5 million during this same time period. The loan to deposit ratio at June 30, 2008 was 92.00%, compared to 96.70% at December 31, 2007.
Shareholders’ equity decreased by $4.3 million for the six months ended June 30, 2008. This net decrease consists of a net loss of $3.1 million and an increase in unrealized losses on securities, net of tax, of $1.1 million. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to and repaid at maturity.
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
At June 30, 2008, the Bank’s liquidity ratio was 11.71%. Although our cash position has declined significantly during the first half of 2008, the Bank currently has $8.9 million in available borrowing capacity to meet any unexpected liquidity needs. Over the first six months of 2008 the Company injected $2.2 million into the Bank for working capital purposes. As a result, the Company has limited cash available that could be injected into the Bank to meet capital and liquidity needs.
REGULATORY CAPITAL REQUIREMENTS
Banking regulations require us to maintain minimum capital levels in relation to assets. At June 30, 2008, both the Company and the Bank were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company (on a consolidated basis) and Bank at June 30, 2008 are as follows:

				Regulatory Minimum
			Regulatory Minimum	Requirement for Well
	Company	Bank	Requirement	Capitalized Status
Leverage Capital Ratio	6.01%	7.01%	4.00%	5.00%
Risk-Based Capital Ratios
Core Capital	7.44%	8.78%	4.00%	6.00%
Total Capital	10.04%	10.04%	8.00%	10.00%

We are continually monitoring our liquidity position and intend to focus on maintaining our capital at appropriate levels. In recent quarters our capital ratios have deteriorated due to the losses that we have sustained. Because of our high level of nonperforming assets we currently project further losses into the foreseeable future. Therefore, unless we are successful in implementing corrective measures, we expect that our capital ratios will continue to experience strain. One impact of not being “well-capitalized” is that it could limit the Bank’s ability to acquire needed funding through sources such as brokered deposits, FHLB advances and unsecured federal funds credit lines, and could further impact liquidity through damages to our reputation in our deposit service areas. We continue to examine alternative strategies intended to strengthen our capital position which may in the future include, but not limited to, restraining asset growth, raising additional capital, or shrinking our asset base, with the goal of maintaining the appropriate regulatory capital levels. Our efforts to improve our capital position, however, may be unsuccessful or may be offset by further losses sustained as a result of the weakening real estate markets.
RESULTS OF OPERATIONS
Net Interest Income. Net interest income decreased by $2.3 million and $4 million for the three and six month periods ended June 30, 2008 compared to the same corresponding periods in 2007. This decrease in net interest income for the three and six month periods ended June 30, 2008 is primarily attributable to the increased volume of nonaccruing loans as compared to June 30, 2007. This increase in nonaccruing loans directly impacts net interest income through the decrease or nonaccrual of interest income that would have been earned on these loans. Loans, which generally provide higher yields, decreased during this period by $33.9 million. During this same period, total deposits decreased by $21.6 million, which included a decrease of $19.9 million in time deposits and $1.7 million in interest bearing demand deposits. The change in net interest income is also based on the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the six months ended June 30, 2008 was approximately 6.06% as compared to 8.78% for the same period in 2007, or a decrease of 272 basis points. The yield on total interest earning assets for the six months ended June 30, 2008 was 5.68% compared to 8.11% for the same period in 2007, or a decrease of 243 basis points. The rate paid on interest bearing liabilities for the same period, however, decreased by only 66 basis points to 4.06% from 4.72%. These decreases in yields and rates are directly related to the continued adjustment of interest rates.
Due to the continued movement in interest rates and decreased volume of loans, deposits and borrowings at their respective current yields, the net interest margin decreased to 1.81% at June 30, 2008 as compared to 3.91% at June 30, 2007. We expect that our net interest margin will continue to be pressured as a result of the high level of nonperforming loans that we have.

Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan losses on a monthly basis and make provisions as necessary. A provision of $3,699,000 was made during the six month period ending June 30, 2008 compared to $992,000 for the same period in 2007. The allowance for loan losses as a percentage of total loans was 2.31% at June 30, 2008, 2.74% at December 31, 2007, and 1.25% at June 30, 2007. Management believes the allowance for loan losses at June 30, 2008 is adequate to meet any foreseeable losses in the loan portfolio. Therefore, unless economic conditions deteriorate further, we expect that our provisions for the losses will moderate over the last half of 2008 as compared to the first half of 2008. However, if the real estate market in the communities we serve continues to deteriorate we may need to increase our allowance through additional provision for loan losses.
At June 30, 2008 and 2007, nonaccrual, past due and restructured loans were as follows:

	June 30,	June 30,
	2008	2007
	(Dollars in thousands)
Total nonaccruing loans	$37,546	$12,804
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,071	179
Restructured loans	1,443	—
Nonaccrual loans and past due loans greater than 90 days and still accruing increased by $25.6 million compared to the same period in 2007. As of June 30, 2008, the Bank had $38.6 million in nonaccrual loans and past due loans greater than 90 days and still accruing as compared to $13 million as of June 30, 2007 and $28.3 million at March 31, 2008. The majority of the increase is attributed to the downturn in the real estate market and centered in residential and commercial development and construction projects. Approximately $34.8 million or 93% of the total nonaccrual loans are centered in 17 relationships that each have over $500,000 in total exposure. Approximately $16.2 million of the balance is represented by nine residential and construction projects; $9.2 million by three residential acquisition and development projects; $5.7 million by four loans secured by commercial buildings, and a $3.6 million commercial loan secured by 1st mortgage note receivables.
Loans classified for regulatory purposes as substandard or special mention that have not been included in the table above are monitored by management on a ongoing basis to ensure performance under the current repayment terms. Allocations for loan losses on these loans have been made based on the current known credit, collateral, and market conditions. Management will continue to make additional allocations to specific loans as conditions warrant.
It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.
Information regarding certain loans and allowance for loan loss data for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Average amount of loans outstanding	$269,529	$305,129

Balance of allowance for loan losses at beginning of period	$7,961	$3,052
Loans charged off
Commercial and financial	(54)	(72)
Real estate	(5,681)	(73)
Installment	(29)	(61)

	(5,764)	(206)

Loans recovered
Commercial and financial	6	2
Real estate	—	—
Installment	23	19

	29	21

Net charge-offs	(5,735)	(185)

Additions to allowance charged to operating expense during period	3,699	992

Balance of allowance for loan losses at end of period	$5,925	$3,859

Ratio of net loans charged-off during the
period to average loans outstanding	2.13%	0.06%

Other Income. Other income increased by $146,000 and $118,000 for the three and six months ended June 30, 2008 compared to the corresponding periods in 2007. These increases, however, were directly attributable to a $332,255 gain that we recognized on the sale of securities during the second quarter of 2008. Deposit service charges decreased $40,000 and $54,000 for the three and six months ended June 30, 2008 compared to the corresponding periods in 2007. Other operating income decreased by $146,000 and $160,000 for the three and six months ended June 30, 2008 compared to the corresponding periods in 2007, which is directly related to the net loss on sale of other real estate owned of $156,000 and $192,000 for the three and six months ended June 30, 2008 compared to the corresponding periods in 2007.

Other Expenses. Other expenses decreased by $130,000 and $86,000 for the three and six months ended June 30, 2008 compared to the corresponding periods in 2007. The most significant decrease was in salaries and employee benefits, which decreased $161,000 and $341,000 for the three and six months ended June 30, 2008. The most significant decreases in the other operating expense category were director’s fees, which decreased by $32,000 and $37,000, and stationary and supplies, which decreased by $25,000 and $43,000 for the three and six months ended June 30, 2008 as compared to the same period in 2007. Significant increases in the other operating expense category include FDIC assessments, which increased by $76,000 and $145,000, and other real estate owned expense, which increased by $127,000 and $312,000, and attorney’s fees, which increased by $92,000 and $147,000 for the three and six months ended June 30, 2008 as compared to the same period in 2007. Increases in other real estate owned and attorney’s fees are directly related to the increase in non-performing loans. The remaining net increase in the other operating expense category was minimal in amount. At June 30, 2008, the number of full-time equivalent employees was 78 compared to 99 at June 30, 2007. The decrease in the number of full-time equivalent employees is directly related to elimination and consolidation of several positions within the Bank.
Income Taxes. We recorded an income tax benefit of $885,142 and 2,118,291 for the three and six months ended June 30, 2008 compared to an income tax expense of $135,176 and $336,144 for the corresponding periods in 2007. This swing is due to the fact that we incurred losses during the first half of 2008 compared to profits during the first half of 2007. The effective tax rates for the first six months of 2008 and 2007 were (40.22)% and 27.07%, respectively.
Net Income. Net income decreased by $1.6 million and $4 million for the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007. The primary reason for the decreases is due to a reduction in interest income which is related to the large amounts of nonaccrual loans and which caused us to increase the provision for loan losses. The details of the items of income and expenses are described above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Pursuant to the revised disclosure requirements for smaller public companies, no disclosure under this item is required.

Item 4.	CONTROLS AND PROCEDURES
Our acting Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the business.
Item 1A. RISK FACTORS
     Our chief executive officer position is currently vacant and we may not be able to find a qualified candidate to fill this role.
     Gary D. McGaha, who had served as the Company’s chief executive officer since its formation, resigned from this position effective June 30, 2008 as part of a planned retirement. Mr. McGaha continues to serve on the Company’s board. We are actively searching for a replacement chief executive officer. However, we may be unable to identify and hire a qualified replacement in a timely manner if at all. In the meantime, Thomas D. Reese, who serves as chairman of the Company’s board of directors, will serve as an executive consultant to the Company and in that capacity will oversee the Company’s day-to-day operations on an interim basis until a permanent successor chief executive officer is selected by the board. Although Mr. Reese has extensive experience in the real estate industry, he does not have direct banking experience.

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

SOUTHERN COMMUNITY BANCSHARES, INC.
Date: August 13, 2008	/s/ Thomas D. Reese
Thomas D. Reese
Acting Principal Executive Officer*

Date August 13, 2008	/s/ Leslye Grindle
Leslye Grindle
Sr. Vice President and Chief Financial Officer

*Thomas D. Reese, who serves as Chairman of the Company’s Board of Directors, has been engaged to serve as an executive consultant to the Company and in that capacity he essentially performs the functions of the principal executive officer. He is signing this Form 10-Q, and the certifications found as Exhibits 31.1 and 32.1, therefore, as the Company’s acting principal executive officer.