Form 10-Q
period 2008-09-30
SOUTHERN COMMUNITY BANCSHARES INC /GA
filed 2008-11-14
CIK 1171017

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
(Registrant’s telephone number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of November 5, 2008: 3,093,874; no par value

A Warning About Forward-Looking Statements
This quarterly report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are based on certain assumptions and describe future plans, strategies, and our expectations. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, our inability to recover or absorb losses created by our high level of nonperforming assets, changes in interest rates, general economic conditions, legislation and regulation, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of our loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles and guidelines. You should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on such statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements due to the factors identified above. We do not intend, and undertake no obligation, to update or revise differences in actual results, changes in assumptions or any forward-looking statement contained in this Quarterly Report on Form 10-Q, whether as a result of changes in other factors affecting such statements, except as required by law.

PART I. Financial Information

ITEM 1.	Consolidated Financial Statements
SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
as of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$2,351,612	$4,090,218
Interest bearing deposits in banks	7,147,000	3,503,959
Federal funds sold	44,296,000	26,039,000
Securities available for sale, at fair value	68,612,252	58,196,916
Restricted equity securities, at cost	2,986,400	3,282,000

Loans	248,380,800	290,796,352
Less allowance for loan losses	6,819,335	7,961,406

Loans, net	241,561,465	282,834,946

Premises and equipment	8,764,609	9,048,748
Foreclosed assets	31,238,233	10,470,787
Other assets	8,651,467	10,922,882

Total assets	$415,609,038	$408,389,456

Liabilities and Shareholders’ Equity

Deposits
Noninterest-bearing	$23,750,350	$32,220,093
Interest-bearing	303,916,208	268,497,389

Total deposits	327,666,558	300,717,482

Federal Home Loan Bank advances	50,000,000	57,500,000
Securities sold under repurchase agreements	9,908,835	14,573,847
Subordinated debentures	10,929,000	10,929,000
Other liabilities	1,744,973	1,680,798

Total liabilities	400,249,366	385,401,127

Shareholders’ equity
Capital stock, no par value; 10,000,000 shares authorized; 3,093,874 and 2,593,874 shares issued and outstanding, respectively	18,234,788	16,204,025
Retained earnings	(2,688,666)	6,921,331
Accumulated other comprehensive loss	(186,450)	(137,027)

Total shareholders’ equity	15,359,672	22,988,329

Total liabilities and shareholders’ equity	$415,609,038	$408,389,456

See Notes to Consolidated Financial Statements.

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$3,471,950	$6,677,023	$11,624,667	$19,968,226
Taxable securities	870,041	542,929	2,112,310	1,583,150
Nontaxable securities	49,251	135,607	250,494	407,085
Federal funds sold	136,903	69,087	317,163	218,473
Interest bearing deposits in banks	27,648	33,841	93,032	69,974

Total interest income	4,555,793	7,458,487	14,397,666	22,246,908

Interest expense
Deposits	2,662,962	2,871,176	7,812,717	8,682,855
Other borrowings	705,529	1,035,518	2,269,092	2,878,525

Total interest expense	3,368,491	3,906,694	10,081,809	11,561,380

Net interest income	1,187,302	3,551,793	4,315,857	10,685,528
Provision for loan losses	1,270,397	1,060,956	4,968,947	2,052,898

Net interest income (loss) after provision for loan losses	(83,095)	2,490,837	(653,090)	8,632,630

Other income
Service charges on deposit accounts	244,671	238,096	682,844	730,569
Gain on sale of securities available for sale	156,687	—	488,942	—
Other operating income	78,835	50,904	231,463	198,769

Total other income	480,193	289,000	1,403,249	929,338

Other expenses
Salaries and employee benefits	1,273,382	1,515,112	4,003,368	4,586,001
Equipment and occupancy expenses	330,294	454,639	1,295,591	1,369,315
Loss on sale of other assets	480,335	—	645,524	—
Other operating expenses	998,677	866,561	2,757,400	2,421,335

Total other expenses	3,082,688	2,836,312	8,701,883	8,376,651

Net income (loss) before income taxes (benefits)	(2,685,590)	(56,475)	(7,951,724)	1,185,317
Income tax expense (benefits)	3,776,563	(84,563)	1,658,272	251,581

Net income (loss)	$(6,462,153)	$28,088	$(9,609,996)	$933,736

Basic earnings (losses) per share	$(2.47)	0.01	(3.69)	0.36

Diluted earnings (losses) per share	$(2.47)	0.01	(3.69)	0.35

Dividends declared per share	$—	$—	$—	$—

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(6,462,153)	$28,088	$(9,609,996)	$933,736

Other comprehensive income (loss):

Unrealized holding gains on securities available for sale arising during period, net of tax	1,195,060	699,108	253,720	134,903

Reclassification adjustment for gains realized in net income, net of tax	(97,146)	—	(303,144)	—

Other comprehensive income (loss)	1,097,914	699,108	(49,424)	134,903

Comprehensive income (loss)	$(5,364,239)	$727,196	$(9,659,420)	$1,068,639

SOUTHERN COMMUNITY BANCSHARES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(9,609,996)	$933,736
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	516,475	555,442
Provision for loan losses	4,968,947	2,052,898
Gain on sale of securities available for sale	(488,942)	(28,644)
Loss on sale of other real estate owned	647,816	21,705
Increase (decrease) in interest receivable	883,230	(304,060)
Decrease in interest payable	(86,749)	(69,501)
Increase in cash surrender value of life insurance	(192,049)	(133,612)
Stock-based compensation expense	30,763	19,789
Net other operating activities	473,196	(1,711,014)

Net cash provided by (used in) operating activities	(2,857,309)	1,336,739

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(3,643,041)	(2,440,454)
Purchase of securities available for sale	(75,532,956)	(6,641,690)
Proceeds from maturities of securities available for sale	29,563,832	5,025,668
Proceeds from sales of securities available for sale	35,963,014	—
(Purchase) redemption of restricted equity securities	295,600	(612,100)
Net decrease in federal funds sold	(18,257,000)	12,948,000
Proceeds from sales of other real estate owned	5,016,011	1,473,039
Net decrease (increase) in loans	11,161,515	(14,116,874)
Net purchases of premises and equipment	(232,336)	(368,027)

Net cash provided by (used in) investing activities	(15,665,361)	(4,732,438)

FINANCING ACTIVITIES
Proceeds from stock sale	2,000,000	—
Net increase (decrease) in deposits	26,949,076	(16,396,886)
Net (decrease) increase in Federal Home Loan Bank advances	(7,500,000)	13,000,000
Net increase (decrease) in repurchase agreements	(4,665,012)	8,124,303

Net cash provided by financing activities	16,784,064	4,727,417

Net (decrease) increase in cash and due from banks	(1,738,606)	1,331,718

Cash and due from banks at beginning of period	4,090,218	5,029,384

Cash and due from banks at end of period	$2,351,612	6,361,102

NONCASH TRANSACTION
Loans transferred to other real estate owned	$25,143,019	2,103,461

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
The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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
A summary of the activity for the nine months ended September 30, 2008 and 2007 is presented below:

	Nine months ended
	September 30, 2008
			Weighted Average
		Weighted	Remaining
		Average Option	Contractual Term	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding, beginning of period	211,320	$7.49
Granted during the period	133,333	4.00
Forfeited during the period	(1,500)	18.50
Exercised during the period	—	—

Outstanding, end of period	343,153	$6.09	5.91	$—

Number of shares exercisable	219,987	$6.52	3.74	$—

	Nine months ended
	September 30, 2007
			Weighted Average
		Weighted	Remaining
		Average Option	Contractual Term	Aggregate
	Shares	Price Per Share	(in years)	Intrinsic Value
Outstanding, beginning of period	208,570	$7.30
Granted during the period	2,750	22.00
Forfeited during the period	—	—
Exercised during the period	—	—

Outstanding, end of period	211,320	$7.49	4.43	$1,344,016

Number of shares exercisable	204,569	$7.00	4.28	$1,344,016

The Company recognized compensation expense for employee stock options of $30,763 and $19,789 for the nine months ended September 30, 2008 and 2007, respectively. The Company did not recognize any tax benefit on compensation expense from employee stock options in the first nine months of 2008 and 2007. As of September 30, 2008, there was $104,344 of total unrecognized compensation cost related to nonvested employee stock options, which is expected to be recognized over the remaining vesting period of the options.
The Company granted 133,333 options during the nine months ended September 30, 2008 and 2,750 options during the nine months ended September 30, 2007. No options were exercised during the nine months ended September 30, 2008 and 2007.

NOTE 3.	EARNINGS (LOSSES) PER CAPITAL SHARE
Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per capital share for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(6,462,153)	$28,088	$(9,609,996)	$933,736

Weighted average common shares outstanding	2,615,613	2,592,894	2,601,173	2,592,894

Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	—	57,508	—	81,332

Total weighted average common shares and capital stock equivalents outstanding	2,615,613	2,650,402	2,601,173	2,674,226

Diluted earnings (losses) per common share	$(2.47)	$0.01	$(3.69)	$0.35

NOTE 4.	FAIR VALUE MEASUREMENTS
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
Impaired Loans
Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. During the first nine months of 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance for these loans, net of specific allowances, of $57,180,902 as of September 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
Foreclosed Assets
Foreclosed assets are marked to fair value at the time of foreclosure based on appraisal of the underlying collateral value. Any initial write-down of the loan upon foreclosure is charged to the allowance for loan losses. At September 30, 2008, the carrying value of foreclosed assets was $31,253,083. This valuation would be considered Level 3, due to the valuation being based on independent third party appraisals.
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
OVERVIEW
Financial Highlights. Third quarter 2008 results were highlighted by increased nonperforming assets and compressed net interest margins. We also determined, in connection with the preparation of our financial statements for inclusion in this Quarterly Report on Form 10-Q, that the Company should establish a valuation reserve against our deferred tax asset in the amount of $3.8 million. These factors contributed to a net loss of approximately $6.5 million for the third quarter of 2008, or $2.47 per share. We incurred a net loss of $9.6 million for the nine months ended September 30, 2008, or $3.69 per share.
Our total assets increased slightly over the first nine months of 2008 from $408 million at December 31, 2007 to $416 million at September 30, 2008. The communities that we serve continue to experience a severe downturn in the real estate market, especially as it relates to the acquisition, construction and development of residential housing. As a result of this weakening, and the fact that our capital levels are more strained than in prior periods, we have considerably slowed down our loan origination activity. Gross loans decreased during the first nine months of 2008 from $291 million at December 31, 2007 to $248 million at September 30, 2008. Our other real estate increased during this period from $10.4 million at December 31, 2007 to $31 million at September 30, 2008 as we foreclosed on 83 properties that had served as collateral for delinquent loans, which partially contributed to the decrease in loans. Our nonaccrual loans increased from approximately $19.6 million at December 31, 2007 to approximately $37.6 million at September 30, 2008 as the economic downturn has negatively affected our borrowers’ ability to repay their loans. In light of these circumstances we charged off $6.1 million in loans and took a provision for loan loss of $5.0 million during this period. Our resulting allowance for loan loss was $6.8 million at September 30, 2008, which represented approximately 2.74% of total loans.
We also continue to be directly impacted by the interest rate reductions initiated by the Federal Reserve in response to the broad market conditions. Because our loans generally reprice more quickly than our deposits, the declining interest rate environment has significantly compressed our net interest margin. Our increasing levels of nonperforming loans have also negatively affected our net interest margin. During the first nine months of 2008, we reversed in excess of $1.1 million in interest earned in previous periods on loans we moved to nonaccrual. The impact to the net interest margin of placing these loans on nonaccrual was a 66 basis point decrease. The combination of these forces caused our net interest margin for the first nine months of 2008 to drop by 210 basis points from 3.90% for the first nine months of 2007 to 1.80% for the same period in 2008. We expect that the negative effect of the declining rate environment on our margin will subside over the next several months as our deposits begin to reprice at lower rates. However, any further increase in the level of our nonperforming loans, which we expect in the short term, could offset the benefit that is produced by the repricing of our deposits.

Entry into Cease & Desist Order. Effective October 6, 2008, Southern Community Bank (the “Bank”), a wholly-owned subsidiary of the Company, entered into a Stipulation and Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Department”) agreeing to the issuance of a cease and desist order (the “Order”). The Order stems from the findings of a regulatory examination of the Bank conducted by the FDIC based on the Bank’s condition as of December 31, 2007. The Order does not affect the Bank’s ability to continue to conduct its banking business with customers in a normal fashion. Banking products and services, hours of business, internet banking, and ATM usage are unaffected, and the Bank’s deposits remain insured to the highest limits set by the FDIC.
Among other things, the Order addresses the adequacy of the Bank’s Board of Directors’ supervision of the Bank, the Bank’s management team and the Bank’s equity capital and reserves in relation to the volume and quality of assets held, as well as the Bank’s excessive level of adversely classified items, the inadequacy of the allowance for loan and lease losses, deficiencies in the Bank’s loan underwriting and administration practices, the Bank’s operating losses, and alleged violations of certain laws, regulations, and/or statements of policy.
The Order requires the Bank to implement a number of actions, such as: increasing the Board’s participation in the affairs of the Bank; commissioning a written assessment of the Bank’s management and staffing needs; and retaining qualified management. In addition, the Bank must reach and maintain a Tier 1 capital level equal to or exceeding 8% of the Bank’s total assets; adopt a plan to meet and maintain the minimum risk-based capital requirements for a “well capitalized” bank; eliminate or substantially reduce certain problem assets within established timeframes; restrict additional credit to borrowers that have or have had problem loans at the Bank; implement plans to correct loan underwriting, loan administration, and loan portfolio management weaknesses; adopt an effective loan review and loan grading system; implement a plan for reducing concentrations of credit; maintain an adequate allowance for loan losses; formulate a plan to improve the Bank’s earnings; prepare a three-year strategic plan; take steps to eliminate or correct all apparent violations of law; revise and implement a liquidity and funds management policy; and implement an asset/liability management policy that establishes an acceptable range for the Bank’s net noncore funding dependency ratio.
Since the time of the exam the Bank has undertaken a number of initiatives designed to address the weaknesses identified during the exam. Most notably, the Bank increased its Tier 1 capital by $2 million on September 25, 2008. This capital was injected from the Company, which sold 500,000 shares of its common stock to a group of directors at a per share price of $4.00. The shares were sold in a private placement transaction that was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) or the Act and Rule 506 promulgated thereunder. Other measures that have been initiated by the Bank include:
•	Hiring David R. Coxon, a veteran banking executive with over 30 years experience in the industry, to serve as the Bank’s President and CEO;

•	Appointing a special assets committee comprised of independent Board members charged with the responsibility of monitoring and disposing of the Bank’s other real estate;

•	Strengthening the Bank’s lending activities with particular emphasis on direct and indirect borrowing concentrations and monitoring individual lender/borrower relationships;

•	Engaging an outside regulatory consultant to assist the Bank in connection with the development of a strategic plan and with the Bank’s overall compliance with the Order;

•	Developing a liquidity and funds management plan to address anticipated funding needs;

•	Developing a comprehensive policy for managing potential loan loss liability and enhancing the Bank’s loan loss reserve;

•	Increasing internal controls over loan portfolio review; and

•	Establishing a communications policy and procedure for reporting progress in all areas to the FDIC and the Department.
OUTLOOK
We will continue to face operational challenges for the foreseeable future. We anticipate that our level of non-performing assets will increase during the fourth quarter of 2008, and should then begin declining in 2009. We expect that our provision for loan loss for the fourth quarter of 2008 will be at or above the provision taken in the third quarter before moderating in 2009. However, the negative impact that our high level of non-performing assets has on our net interest margin will continue to impair our profitability for the foreseeable future.
FINANCIAL CONDITION
Total assets increased $7.2 million from $408.4 million to $415.6 million, or 2%, for the nine months ended September 30, 2008. Major changes in asset composition for the period were an increase in fed funds sold of $18.3 million, an increase in foreclosed assets of $20.8 million and an increase in securities available for sale of $10.4 million, offset by a reduction in loans of $41.2 million. Total deposits increased by $26.9 million, or 9%, for the nine months ended September 30, 2008, while Federal Home Loan Bank advances decreased by $7.5 million and securities under agreement to repurchase decreased $4.7 million during this same time period. The loan to deposit ratio at September 30, 2008 was 75.82%, compared to 96.70% at December 31, 2007.
Shareholders’ equity decreased by $7.6 million for the nine months ended September 30, 2008. This decrease consists of a net loss of $9.6 million offset by an increase in unrealized losses on securities, net of tax, of $49,000. We have not identified any permanent impairment in the securities portfolio, and no loss will be recognized in our income statement if those securities with unrealized losses are held to and repaid at maturity.
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
At September 30, 2008, the Bank’s liquidity ratio was 16.21%. Our cash position has improved during the first nine months of 2008. In addition to cash and overnight fed funds, the Bank currently has $8.9 million in available borrowing capacity to meet any unexpected liquidity needs. Over the first nine months of 2008 the Company injected $4.2 million into the Bank for working capital purposes. As a result, the Company has limited cash available that could be injected into the Bank to meet capital and liquidity needs.

REGULATORY CAPITAL REQUIREMENTS
Banking regulations require us to maintain minimum capital levels in relation to assets. At September 30, 2008, the Bank was considered adequately capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company (on a consolidated basis) and Bank at September 30, 2008 are as follows:

				Regulatory Minimum
			Regulatory	Requirement for
			Minimum	Well Capitalized
	Company	Bank	Requirement	Status
Leverage Capital Ratio	3.89%	6.49%	4.00%	5.00%
Risk-Based Capital Ratios
Core Capital	5.15%	8.59%	4.00%	6.00%
Total Capital	6.41%	9.85%	8.00%	10.00%
In addition to meeting these ratios, a bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the FDIC to be considered “well capitalized”. Because the Bank is currently operating under the terms of the Order (see “Overview-Entry into Cease and Desist Order”), the Bank would not be considered “well capitalized” even if it met the minimum ratios. In addition to the general regulatory requirements, the Order requires the Bank to have its Leverage Capital Ratio at or above 8% within 90 days after the effective date of the Order and to maintain this ratio at or above 8% for the life of the Order. The Order also requires that the Bank develop and adopt a plan to meet and maintain risk-based capital requirements for a well-capitalized bank under regulatory guidelines. If any capital ratio falls below the established minimum ratios the Bank must notify its regulatory authorities and increase capital in an amount sufficient to comply with the requirements within 60 days.
We are continually monitoring our liquidity position and intend to focus on maintaining our capital at or above the required levels. In recent quarters our capital ratios have deteriorated due to the losses that we have sustained. Because of our high level of nonperforming assets we currently project further losses into the foreseeable future. Therefore, unless we are successful in implementing corrective measures, we expect that our capital ratios will continue to experience strain. One impact of not being “well-capitalized” is that it could limit the Bank’s ability to acquire needed funding through sources such as brokered deposits, FHLB advances and unsecured federal funds credit lines, and could further impact liquidity through damages to our reputation in our deposit service areas. The Order prohibits the Bank from accepting, renewing or rolling over brokered deposits during the life of the Order without obtaining a brokered deposit waiver approval from the FDIC. As of September 30, 2008 we had approximately $116 million in brokered deposits. Any failure to obtain FDIC waivers to renew or rollover these deposits could negatively impact our liquidity.

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
RESULTS OF OPERATIONS
Net Interest Income. Net interest income decreased by $2.4 million and $6.4 million for the three and nine month periods ended September 30, 2008 compared to the same corresponding periods in 2007. This decrease in net interest income for the three and nine month periods ended September 30, 2008 is primarily attributable to the increased volume of nonaccruing loans as compared to September 30, 2007, which directly impacts net interest income through the decrease or nonaccrual of interest income that would have been earned on these loans. The amount of interest income reversed for the three and nine month periods ended September 30, 2008 amounted to $144,000 and $1.1 million respectively. Loans, which generally provide higher yields, decreased by $42.3 million over the nine months ended September 30, 2008. During this same period, total deposits increased by $26.9 million, which included an increase of $35.8 million in time deposits offset by a decrease of $8.5 million in interest bearing demand deposits. The change in net interest income has also been negatively affected by a decline in the spread between rates earned on interest earning assets and rates paid on interest bearing liabilities. The yield on total loans for the nine months ended September 30, 2008 was approximately 6.44% as compared to 8.80% for the same period in 2007, or a decrease of 236 basis points. The yield on total interest earning assets for the nine months ended September 30, 2008 was 5.83% compared to 8.12% for the same period in 2007, or a decrease of 229 basis points. The rate paid on interest bearing liabilities for the same period, however, decreased by only 84 basis points to 3.88% from 4.72%. The decreases in yields are directly related to the significant increase in our percentage of nonearning assets. The cost of funding has been impacted by overall interest rate levels in the economy, intense competition for funding, and a reliance on noncore funding sources.
Due to the continued movement in interest rates and decreased volume of loans, deposits and borrowings at their respective current yields, the net interest margin decreased to 1.11% for the month of September 2008 as compared to 3.90% for September 2007. We expect that our net interest margin will continue to be pressured as a result of our high level of nonperforming loans and further rate cuts.
Provision for Loan Losses. The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, nonperforming and past due loans, and other aspects of the loan portfolio. We review the allowance for loan losses on a monthly basis and make provisions as necessary. Due to a general deterioration in the quality of our loan portfolio, a provision of $4,969,000 was made during the nine month period ending September 30, 2008 compared to $2,053,000 for the same period in 2007. The allowance for loan losses as a percentage of total loans was 2.74% at both September 30, 2008, and December 31, 2007 and 1.53% at September 30, 2007. We believe that continued economic deterioration will require us to incur a provision for loan losses in the fourth quarter of 2008 at a level that is at or above the provision taken in the third quarter. Subsequently, we anticipate that our provision for loan losses will moderate over the first half of 2009 unless the real estate market in the communities we serve continues to deteriorate.

At September 30, 2008 and 2007, nonaccrual, past due and restructured loans were as follows:

	September 30,	September 30,
	2008	2007
	(Dollars in thousands)
Total nonaccruing loans	$37,616	$15,527
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	42
Restructured loans	4,364	—
Nonaccrual loans and past due loans greater than 90 days and still accruing increased by $22.1 million from September 30, 2007 to September 30, 2008. As of September 30, 2008, the Bank had $37.6 million in nonaccrual loans and past due loans greater than 90 days and still accruing as compared to $15.5 million as of September 30, 2007 and $38.6 million at June 30, 2008. The majority of the increase is attributed to the downturn in the real estate market and centered in residential and commercial development and construction projects. Approximately $32.7 million or 87% of the total nonaccrual loans are centered in nineteen relationships each having over $500,000 in total exposure. Approximately $15.7 million of the balance is represented by eleven residential and construction projects; $9.3 million is in three residential acquisition and development projects while $3.7 million is in two commercial building projects. In addition there is a $2.7 million commercial loan secured by 1st mortgage note receivables.
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
It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed if, in management’s judgment, the collection of interest and principal becomes probable.

Information regarding certain loans and allowance for loan loss data for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Average amount of loans outstanding	$263,720	$303,370

Balance of allowance for loan losses at beginning of period	$7,961	$3,052
Loans charged off
Commercial and financial	(166)	(118)
Real estate	(5,926)	(274)
Installment	(56)	(117)

	(6,148)	(509)

Loans recovered
Commercial and financial	7	38
Real estate	—	2
Installment	30	34

	37	74

Net charge-offs	(6,111)	(435)

Additions to allowance charged to operating expense during period	4,969	2,053

Balance of allowance for loan losses at end of period	$6,819	$4,670

Ratio of net loans charged-off during the period to average loans outstanding	2.32%	0.14%

Other Income. Other income increased by $191,000 and $474,000 for the three and nine months ended September 30, 2008 compared to the corresponding periods in 2007. Gain on sale of securities increased $157,000 and $489,000 for the three and nine months ended September 30, 2008 compared to the corresponding periods in 2007. Deposit service charges were flat for the three months ended September 30 and declined by $48,000 for the nine months ended September 30, 2008 compared to the corresponding periods in 2007. Other operating income increased by $28,000 and $33,000 for the three and nine months ended September 30, 2008 compared to the corresponding periods in 2007.

Other Expenses. Other expenses increased by $246,000 and $325,000 for the three and nine months ended September 30, 2008 compared to the corresponding periods in 2007. The increase, however, was directly attributable to $480,000 in losses that we recognized on the sale of other real estate during the third quarter of 2008. The most significant decrease was in salaries and employee benefits, which decreased $242,000 and $583,000 for the three and nine months ended September 30, 2008. Significant increases in the other operating expense category include FDIC assessments, which increased by $16,000 and $160,000, and other real estate owned expense, which increased by $62,000 and $373,000, and attorney’s fees, which increased by $98,000 and $245,000 for the three and nine months ended September 30, 2008 as compared to the same period in 2007. Increases in other real estate owned and attorney’s fees are directly related to the increase in non-performing loans. The remaining net increase in the other operating expense category was minimal in amount. At September 30, 2008, the number of full-time equivalent employees was 79 compared to 96 at September 30, 2007. The decrease in the number of full-time equivalent employees is directly related to the elimination and consolidation of several positions within the Bank.
Income Taxes. During the third quarter, we established a valuation reserve against our deferred tax asset in the amount of $3.8 million. Deferred tax assets are recorded at the amount determined to be more likely than not realizable. A valuation allowance is recorded to offset the portion of the deferred tax asset that is not considered to be more likely than not realizable. In connection with the preparation of our financial statements for inclusion in this Quarterly Report on Form 10-Q, the Company determined that, because it has experienced significant net losses over the last four quarters and anticipates further losses in the foreseeable future, it will only be able to realize approximately $1.0 million of its deferred tax asset, which is the refund due the Company on taxes previously paid. Accordingly, the Company impaired the remaining value of its deferred tax assets, which resulted in income tax expense of $1,658,272 for the nine months ended September 30, 2008 compared to an income tax expense of $251,581 for the corresponding periods in 2007.
Net Income. Net income decreased by $6.5 million and $10.5 million for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007. The primary reason for the decreases is due to a reduction in interest income which is related to the large amounts of nonaccrual loans and which caused us to increase the provision for loan losses, and the valuation reserve that we recorded against our deferred tax asset. The details of the items of income and expenses are described above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Pursuant to the revised disclosure requirements for smaller reporting companies, no disclosure under this item is required.

Item 4.	CONTROLS AND PROCEDURES
Our Chief Executive Officer, who also serves as Acting Chief Financial Officer has evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-Q and has concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Effective October 6, 2008, the Company’s bank subsidiary consented to the entry of an Order to Cease and Desist (the “Order”) issued jointly by the FDIC and the Georgia Department of Banking and Finance, which was based on the findings of an examination of the Bank by the FDIC as of December 31, 2007. The terms of the Order are summarized in a Form 8-K filed by the Company on October 10, 2008, which is incorporated herein by reference.
Other than as disclosed above, the Company is not a party to any legal proceeding (nor is any property of the Company subject to any legal proceeding) other than routine litigation that is incidental to the Company’s business.
Item 1A. RISK FACTORS
The Company’s business involves a high degree of risk. The following paragraphs set forth certain risk factors that should be read together with and in addition to the risk factors set forth in Item 1A to Part I of the Company’s Annual Report on Form 10-K, which are incorporated herein by reference.
The Company’s bank subsidiary is currently operating under a cease and desist order and may be unable to meet all of the steps required to be taken under the order. The failure to do so could result in further regulatory action and operating restrictions and could threaten the viability of the Bank.
Effective October 6, 2008 the Bank entered into a Stipulation and Consent Agreement with the FDIC and the Georgia Department of Banking and Finance (the “DBF”) agreeing to the issuance of a Cease and Desist Order (the “Order”). Our future viability is subject to our ability to successfully operate under the terms of the Order, which requires the Bank to cease and desist from a number of practices and requires the Bank to take a number of affirmative steps including, among other things: (i) achieving a Tier 1 capital to total assets ratio of 8.0% within 90 days of the effective date of the Order and maintaining such level for the life of the Order; (ii) adopting a capital plan to meet and maintain the minimum risk-based capital requirements for a “well capitalized” bank; (iii) eliminating or significantly reducing certain problem assets within established timeframes; and (iv) formulating a plan to improve the Bank’s earnings.
In order to comply with its regulatory requirements, we need to raise substantial additional capital or significantly reduce our asset size. There is no guarantee that sufficient capital will be available at acceptable terms, if at all, when needed, or that the Company would be able to sell assets at terms favorable enough to accomplish our regulatory capital needs. In such event, we may be subject to increased regulatory enforcement actions and operating restrictions.
Restrictions imposed by the Order could limit the Bank’s ability to acquire needed funding.
Among other things, the Order prohibits the Bank from accepting, renewing or rolling over brokered deposits during the life of the Order without obtaining a brokered deposit waiver approval from the FDIC. As of September 30, 2008 we had approximately $116 million in brokered deposits, of which $15 million matures in 2008, $47.6 million in 2009, $47.3 million in 2010 and the remainder in 2011. We anticipate paying off the $15 million in brokered deposits that mature in 2008. However, we may seek to renew or rollover some or all of the brokered deposits maturing in 2009 and 2010. In such case, the Bank may be unable to obtain the requisite waivers from the FDIC. Any failure to obtain such waivers to renew or rollover these deposits could negatively impact our liquidity.

The Company needs to obtain sources of capital to fund its working capital requirements and bolster the capital position of the Bank, and may be unable to obtain such capital.
Since December 31, 2007 the Company has injected substantially all of the cash that it held at the holding company level into the Bank. Accordingly, the Company currently has limited liquid assets at the holding company level. As of September 30, 2008, the outstanding cash held at the holding company was approximately $124,000. Because of regulatory restrictions relating to the payment of dividends by the Bank to the Company, the Bank is unable to serve as a source of working capital for the holding company. Furthermore, we must obtain approval from the Federal Reserve prior to incurring any debt at the holding company level, which restricts the holding company’s alternatives. The Company intends to take steps to preserve cash at the holding company level. Among other things, it intends for the foreseeable future to exercise its option to defer interest payments on its outstanding trust preferred securities. In addition, the Company will seek to raise additional equity capital in the near future. If we are successful in raising capital then we anticipate injecting a large portion of such capital into the Bank, but a portion of the capital will likely be maintained at the holding company level to pay expenses incurred by the holding company. There is no guarantee, however, that capital will be available on acceptable terms
Our chief financial officer position is currently vacant and we may not be able to find a qualified candidate to fill this role.
Our chief financial officer position became vacant effective October 15, 2008. We have identified a candidate who we believe is qualified to fill our chief financial officer position. Regulatory restrictions prevent us from adding any individual as a senior executive officer without prior regulatory approval. No assurance can be given that we will be able to obtain such approval in a timely manner or at all. Until we do appoint a permanent replacement, our chief executive officer, David R. Coxon, is performing the functions of our principal financial officer with the assistance of an independent contractor who has been engaged to assist with these functions until a permanent replacement is identified and approved.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 25, 2008 the company sold 500,000 shares of its common stock at a per share price of $4.00 for aggregate proceeds of $2 million. The shares were sold to a group of the Company’s directors in a private placement transaction that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), by virtue of Section 4(2) of the Act and Rule 506 promulgated thereunder. There was no underwriting discounts or commissions paid in connection with the sale.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5.	OTHER INFORMATION
None
Item 6.
EXHIBITS
(a)	Exhibits
10.1	Cease and Desist Order dated October 6, 2008

10.2	Employment Agreement with David Coxon dated August 14, 2008

10.3	Amendment No. 1 to 2001 Incentive Stock Option Plan for Key Employees

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Acting CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Acting CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN COMMUNITY BANCSHARES, INC.
Date: November 14, 2008	/s/ David R. Coxon
David R. Coxon
Chief Executive Officer

Date November 14, 2008	/s/ David R. Coxon
David R. Coxon
Acting Chief Financial Officer*

*Mr. Coxon, who serves as the Company’s CEO, is performing the functions of the Company’s principal financial officer until such time as a permanent replacement for the Company’s CFO is identified and approved.